Form 10-Q
period 1993-11-30
SOUTHEASTERN PUBLIC SERVICE CO
filed 1994-01-14
CIK 92050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended November 30, 1993

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission file number 1-4351


                       SOUTHEASTERN PUBLIC SERVICE COMPANY
             (Exact name of registrant as specified in its charter)


           Delaware                                   13-5534018
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                                 (407) 653-4000
              (Registrant's telephone number, including area code)

        777 South Flagler Drive, Suite 1000E, West Palm Beach, FL  33401
            (Address of principal executive offices)            (zip code)

                6917 Collins Avenue, Miami Beach, Florida  33141
               (Former name, former address and former fiscal year,
                           if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 Yes   X   No

There were 11,655,067 shares of the registrant's Class A Common Stock ($1.00 par value) outstanding as of January 1, 1994.

                                  Page 1 of 27PAGE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                        February 28,November 30,
                                                           1993           1993
                                                            (A)     (Unaudited)
                     ASSETS
Current assets:
  Cash                                                      $    107   $ 35,524
  Restricted cash and equivalents                              5,264      5,264
  Non-trade receivables                                          687      1,240
  Notes receivable from Triarc Companies, Inc. less
    unamortized deferred discount of $39                      25,047         --
  Deferred income tax benefit                                    --       2,724
  Other current assets                                         1,178         --
  Net current assets of discontinued operations                1,374         --
                                                            --------    --------
      Total current assets                                    33,657     44,752

Notes receivable from Triarc Companies, Inc.                  26,538     26,538
Investments in affiliates                                     65,327     68,033
Deferred income tax benefit                                    1,282      1,600
Other assets                                                   1,201      1,381
Net non-current assets of discontinued operations             64,015     24,233
                                                            --------    --------
                                                            $192,020   $166,537
                                                            ========    ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $  9,000   $  9,015
  Notes payable to affiliate                                  14,043         --
  Accounts receivable financing                                9,536         --
  Accrued expenses                                             2,214      3,253
  Net current liabilities of discontinued operations             --       8,242
                                                            --------    --------
      Total current liabilities                               34,793     20,510

Long-term debt less unamortized discount
  of $5,280 and $4,312                                        48,718     49,715
Other liabilities                                                279        403
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                 24         24
  Common stock                                                11,896     11,896
  Additional paid-in capital                                  90,539     90,539
  Retained earnings (accumulated deficit)                      6,637     (5,684)
  Treasury stock                                                (866)      (866)
                                                            --------    --------
      Total stockholders' equity                             108,230     95,909
                                                            --------    --------
                                                            $192,020   $166,537
                                                            ========    ========
(A) Derived from the audited consolidated financial statements of the Company as of February 28, 1993.

     See accompanying notes to condensed consolidated financial statements.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                        Three months ended    Nine months ended
                                           November 30,         November 30,
                                         1992        1993     1992      1993
Revenues:                                             (Unaudited)
  Equity in earnings of affiliates
    before cumulative effect of
    changes in accounting principles     $ 4,060  $     141  $  9,647  $  4,310
  Interest income from Triarc
    Companies, Inc.                        1,853        860     5,507     3,141
  Other                                        4        160       119       230
                                         -------    -------   -------   --------
                                           5,917      1,161    15,273     7,681
                                         -------    -------   -------   --------
Expenses:
  Interest expense                        (3,230)    (2,290)   (9,732)   (7,436)
  Write-off of investment in Chesapeake
   Insurance Company Limited                 --      (1,500)      --     (1,500)
  Other (expense) reversal                   (13)     1,900       (36)       75
                                         -------    -------   -------   --------
                                          (3,243)    (1,890)   (9,768)   (8,861)
                                         -------    -------   -------   --------
Income (loss) from continuing
  operations before income taxes
  and cumulative effect of changes
  in accounting principles                 2,674       (729)    5,505    (1,180)
Benefit from income taxes                    196        --        727     1,791
                                         -------    -------   -------   --------
Income (loss) from continuing
  operations before cumulative
  effect of changes in accounting
  principles                               2,870       (729)    6,232       611
Income (loss) from discontinued
  operations                                 731    (11,001)    2,072   (20,446)
                                         -------    -------   -------   --------
Income (loss) before cumulative
  effect of changes in accounting
  principles                               3,601    (11,730)    8,304   (19,835)
Cumulative effect of changes in
  accounting principles:
    The Company                              --         --        --      7,617
    Equity in affiliates                     --         --     (5,954)     (102)
                                         -------  --------    -------   --------
      Net income (loss)                  $ 3,601  $ (11,730)  $ 2,350 $ (12,320)
                                         =======   ========   =======   ========

Income (loss) per share:
  Continuing operations                  $   .25  $    (.07)  $   .53   $   .05
  Discontinued operations                    .06       (.94)      .18     (1.76)
  Cumulative effect of changes in
    accounting principles                    --         --       (.51)      .65
                                         -------   --------   -------    -------
                                         $   .31  $   (1.01)  $   .20    $(1.06)
                                         =======   ========   =======    =======

     See accompanying notes to condensed consolidated financial statements.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine months ended
                                                              November 30,
                                                           1992         1993
                                                            (In thousands)
Cash flows from operating activities:
 Net income (loss)                                        $  2,350    $(12,320)
 Adjustments to reconcile net income (loss) to net
  cash and equivalents provided by (used in)
  operating activities:
  Amortization of deferred financing costs
   and debt discount                                         1,038         968
  Amortization of deferred discount on notes
   receivable from Triarc Companies, Inc. ("Triarc")           (72)        (39)
  Write-off of investment in
   Chesapeake Insurance Company Limited                        --        1,500
  Benefit from deferred income taxes                          (727)     (1,791)
  Equity in earnings of affiliates before
   cumulative effect of changes in accounting
   principles                                               (9,647)     (4,310)
  Dividend from unconsolidated affiliate                     3,004         --
  Net decrease in notes receivable from Triarc               5,873         --
  Loss (income) from discontinued operations                (2,072)     20,446
  Cumulative effect of changes in accounting
   principles                                                5,954      (7,515)
  Other, net                                                   571          (5)
  Decrease (increase) in non-trade receivables                 701        (553)
  Decrease (increase) in other current assets               (1,557)      1,178
  Increase (decrease) in accrued expenses                    1,991        (891)
                                                          --------    --------
Net cash provided by (used in) operating activities          7,407      (3,332)
                                                          --------    --------
Cash flows from investing activities:
 Proceeds from sales of subsidiaries                           --       43,002
 Capital expenditures                                          (21)         (5)
                                                          --------    --------
Net cash provided by (used in) investing activities            (21)     42,997
                                                          --------    --------
Cash flows from financing activities:
  Debt repayments                                             (998)    (23,579)
  Collection of notes receivable from Triarc                   --       25,379
                                                          --------    --------
Net cash provided by (used in) financing activities           (998)      1,800
                                                          --------    --------
Net cash provided by continuing operations                   6,388      41,465
Net cash used in discontinued operations                    (4,228)     (6,048)
                                                          --------    --------
Net increase in cash                                         2,160      35,417
Cash at beginning of period                                    282         107
                                                          --------    --------
Cash at end of period                                     $  2,442    $ 35,524
                                                          ========    ========


     See accompanying notes to condensed consolidated financial statements.
                                  Page 4 of 27        PAGE

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                November 30, 1993
                                   (Unaudited)

1.  Basis of Presentation

  Southeastern Public Service Company and subsidiaries ("SEPSCO") is a 71.1% owned subsidiary of Triarc Companies, Inc. ("Triarc", formerly DWG Corporation).

  The accompanying unaudited condensed consolidated financial statements of SEPSCO have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of SEPSCO, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and certain significant charges as discussed in Note 2, necessary to present fairly SEPSCO's financial position as of February 28, 1993 and November 30, 1993, its results of operations for the three-month and nine-month periods ended November 30, 1992 and 1993 and its cash flows for the nine-month periods ended November 30, 1992 and 1993. This information should be read in conjunction with the consolidated financial statements and notes thereto included in SEPSCO'S annual report on Form 10-K for the year ended February 28, 1993.

  On October 27, 1993 SEPSCO's Board of Directors approved a change in the fiscal year of SEPSCO ending February 28 to a calendar year ending December 31, effective for the ten month period ending December 31, 1993. Graniteville Company ("Graniteville"), a 49% owned investment, also changed its fiscal year to a calendar year ending December 31. SEPSCO plans to issue a transition report on Form 10-K for the ten-month period ended December 31, 1993. As used herein, "Fiscal 1993" refers to the year ended February 28, 1993 and "Transition 1993" refers to the eight months ended December 31, 1993.

2.  Significant Charges in the First Six Months of Transition 1993

  The accompanying condensed consolidated statements of operations include the following significant charges recorded in the first six months of Transition 1993 (in thousands):

     Estimated cost allocated to SEPSCO by Triarc
        to terminate the lease on Triarc's
        existing corporate facilities                              $  2,840
     Costs allocated to SEPSCO by Triarc related
       to a five-year consulting agreement
       extending through April 1998 between Triarc
       and the former Vice Chairman of Triarc                         1,374
     Estimated cost to relocate SEPSCO's
       corporate office                                                 500
     Total estimated facilities relocation and                      -------
       corporate restructuring charges (a)                            4,714  (1)

                                  Page 5 of 27PAGE

             SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     Estimated cost allocated to SEPSCO by
       Triarc for compensation paid to the Special
       Committee of the Board of Directors of Triarc (b)                625  (1)
     Write-down of certain unprofitable properties (c)                8,000  (1)
     Income tax benefit relating to the above charges                (4,523) (1)
     Provision for income tax contingencies and other
       income tax matters                                               600  (1)
     Equity in significant charges of affiliates,
       net of taxes (d)                                               2,260
     Cumulative effect of changes in accounting
       principles (Note 7)                                           (7,515)
                                                                   --------
                                                                   $  4,161
                                                                   ========

     (1) Included in "Income (loss) from discontinued operations, net of income taxes"

     (a) In the first quarter of Transition 1993, net of adjustments recorded during the second quarter of Transition 1993, results of operations were significantly impacted by facilities relocation and corporate restructuring charges aggregating $4,714,000 consisting of $4,214,000 of charges allocated to SEPSCO by Triarc: (i) estimated allocated cost of $2,840,000 to terminate the lease on its existing corporate facilities; (ii) total allocated costs of $1,374,000 relating to a five-year consulting agreement (the "Consulting Agreement") extending through April 1998 between Triarc and Steven Posner, the former Vice Chairman of Triarc and (iii) $500,000 of estimated costs to be incurred by SEPSCO to relocate SEPSCO's corporate office. All of such charges are related to the Change in Control described in Note 5. In connection with the Change in Control, Victor Posner and Steven Posner resigned as officers and directors of Triarc. In order to induce Steven Posner to resign, Triarc entered into the Consulting Agreement with him. The allocated cost related to the Consulting Agreement was recorded as a charge in the first quarter of Transition 1993 because the Consulting Agreement does not require any substantial services and SEPSCO and Triarc do not expect to receive any services that will have substantial value to them. As a part the Change in Control, the Triarc Board of Directors was reconstituted. The first meeting of the reconstituted Triarc Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of Triarc and its subsidiaries operations and management structure, the Triarc Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (i) the strategic decision to manage Triarc in the future on a decentralized rather than on a centralized basis; (ii) the hiring of new executive officers for Triarc; (iii) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team and (iv) the relocation of Triarc and certain subsidiaries, including SEPSCO's corporate headquarters. SEPSCO's allocated cost to terminate the lease on Triarc's existing corporate facilities ($2,840,000) and the cost to

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

           relocate SEPSCO's headquarters all stemmed from the decentralization and restructuring plan formally adopted at the April 24, 1993 meeting of the reconstituted Triarc Board of Directors and accordingly, were recorded in the first quarter of Transition 1993.

     (b) In accordance with certain court proceedings and related settlements, five directors, including three court-appointed directors, were appointed in 1991 to serve on a special committee (the "Special Committee") of Triarc's Board of Directors. Such committee was empowered to review and pass on transactions between Triarc and Victor Posner, the then largest shareholder of Triarc, and his affiliates. SEPSCO has been charged $625,000 as an allocation of the cash portion of a success fee payable to the Special Committee attributable to the closing of the Triarc reorganization and the resulting Change in Control.

     (c) Represents write-downs in the carrying value of certain unprofitable properties reflecting their estimated impairment as a result of management's re-evaluation of such assets.

     (d) SEPSCO's equity in significant charges recorded in the first quarter of Transition 1993, net of adjustments recorded during the second quarter of Transition 1993, which were allocated by Triarc to Graniteville and CFC Holdings Corp. ("CFC Holdings"), a 5.4% owned investment and a subsidiary of Triarc, is summarized as follows (in thousands):

                                                                CFC
                                              Graniteville   Holdings     Total
                                              ------------   --------     ----
           Estimated cost allocated to the
             affiliates by Triarc to
             terminate the lease on
             Triarc's existing
             corporate headquarters (a)       $     790    $     382   $  1,172
           Total cost allocated to the
             affiliates related to the
             Consulting Agreement (a)               112           79        191
           Estimated cost allocated to the
             affiliates for compensation
             paid to the Special
             Committee (b)                          813           97        910
           Affiliate's facilities relocation
             and corporate restructuring            --           544        544
           Other                                    --           419        419
           Less income tax benefit on the
             above items                           (577)        (399)      (976)
                                              ---------    ---------   ---------
                                              $   1,138    $   1,122   $  2,260
                                              =========    =========   =========

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

3.   Discontinued Operations

     On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of all of its operating businesses, consisting of its utility and municipal services, refrigeration, liquefied petroleum gas and natural gas and oil businesses. Accordingly, SEPSCO has presented the accompanying condensed consolidated financial statements for each of the periods shown to reflect all of such businesses as discontinued operations through July 22, 1993. The operating results of the discontinued operations subsequent to July 22, 1993 have been deferred and are included in "Net current liabilities of discontinued operations". SEPSCO intends to transfer the liquefied petroleum gas business to a subsidiary of Triarc. On December 9, 1993 SEPSCO's Board of Directors decided that rather than selling the natural gas and oil business to an independent third party, SEPSCO would transfer such business to Triarc following the SEPSCO Merger (see Note 9) and the resulting elimination of the minority interest in SEPSCO.

     On October 15, 1993 SEPSCO sold the assets of its tree maintenance services operations previously included in its utility and municipal services business segment for $69,600,000 in cash plus the assumption by the purchaser of $5,000,000 in current liabilities resulting in a loss of $4,771,000. On October 7, 1993 SEPSCO sold the stock of its two construction related operations previously included in its utility and municipal services business segment for a nominal amount subject to adjustments described below. As the related assets are sold or liquidated the purchasers have agreed to pay, as deferred purchase price, 75% of the net proceeds received therefrom (cash of $1,515,000 has been received as of November 30, 1993) plus, in the case of the larger of the two entities, an amount equal to 1.25 times the adjusted book value of such entity as of October 5, 1995 (the "Book Value Adjustment"). As of October 7, 1993, the adjusted book value of the assets of that entity aggregated approximately $1,600,000. In addition, SEPSCO paid $2,000,000 in October and November 1993 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations. As of November 30, 1993 SEPSCO estimated the sales of the construction related operations would result in a gain of $2,030,000 excluding any consideration of the potential Book Value Adjustment. In January 1994, however, SEPSCO learned that the buyer of such businesses had successfully negotiated extensions of certain major contracts with respect to the larger of such businesses and as a result no longer intends to immediately dispose of the major portion of the assets. Should the buyer hold such assets through October 5, 1995, the purchase price would effectively be realized through the Book Value Adjustment. Based on such revised estimates of asset sales, SEPSCO would approximately breakeven excluding any consideration of the potential Book Value Adjustment. The charge to discontinued operations during the third quarter of Transition 1993 (see second following paragraph) reflects such estimated breakeven on the disposal of the construction related operations.

     On November 12, 1993 SEPSCO signed a letter of intent to sell substantially all of the operating assets of the ice operations of its refrigeration business segment for $5,000,000 in cash, a $4,000,000 note (discounted value $3,101,000) and the assumption by the buyer of certain

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     current liabilities of up to $1,000,000. The note, which bears no interest during the first year and 5% thereafter, would be payable in installments of $120,000 at the end of each of the four years following the closing date with the balance of $3,520,000 due at the end of the fifth year following the closing date. The precise timetable for the sale and liquidation of the remaining discontinued operation, the cold storage operations of SEPSCO's refrigeration business segment, will depend upon SEPSCO's ability to identify appropriate potential purchasers and to negotiate acceptable terms for the sale of such operation. SEPSCO currently anticipates completion of such sales by July 31, 1994.

     In connection with the consummation of the sales of the tree maintenance services operations and the construction related activities and the signing of the letter of intent to sell the ice operations discussed above, SEPSCO reevaluated the estimated gain or loss from the sale of its discontinued operations and provided $11,001,000 for the revised estimated loss on the sale of the discontinued operations from an estimated break-even position as of August 31, 1993. The revised estimate principally reflects (i) $4,700,000 of losses from the sales of the operations comprising the utility and municipal services business segment previously estimated to be approximately break-even and (ii) $6,600,000 of losses from the sale of operations comprising SEPSCO's refrigeration business segment previously estimated to be a gain of $1,600,000 less previously estimated losses of $1,500,000 from the sale of SEPSCO's natural gas and oil business segment which now will be transferred to Triarc at net book value. The net loss from the sale of the utility and municipal services business segment reflects a reduction of $2,030,000 due to a decrease in asset sales of the construction related activities by July 31, 1994, a reduction of $1,800,000 in the estimated sales price for the construction related operations from previous estimates and other adjustments in finalizing the loss on the sale of the tree maintenance services operations. The $8,200,000 change relating to the sales of the refrigeration business segment principally results from (i) a $4,000,000 reduction in the sales price for the ice operations based on the letter of intent and (ii) a $4,000,000 reduction in the estimated sales price of the cold storage operations based on preliminary sales discussions and experience with respect to negotiating the sale of the other operations.

     Based on the analysis performed to date, after taking into account (i) a $4,900,000 pre-tax write-down in the fourth quarter of Fiscal 1993 relating to accruals for environmental remediation and losses on certain contracts in progress, (ii) an $8,000,000 pre-tax provision for impairment of certain unprofitable properties in the first quarter of Transition 1993 reflected in operating profit (loss) of discontinued operations summarized below and (iii) the charge to discontinued operations of $11,001,000 taken in the three months ended November 30, 1993 SEPSCO expects that all remaining dispositions, including the results of their operations through the actual or anticipated disposal dates, will not in the aggregate result in any additional material loss to SEPSCO.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     The income (loss) from discontinued operations consisted of the following (in thousands):
                                        Three months ended    Nine months ended
                                           November 30,         November 30,
                                         1992        1993      1992      1993

      Income (loss) from operations of
       discontinued operations net of
       income taxes (benefit) of $390,
       $-, $1,017 and $(3,830)          $    731   $    --    $ 2,072  $ (9,445)

      Loss on disposal of
       discontinued operations
       without income tax benefit            --     (11,001)      --    (11,001)
                                        --------   --------   -------   --------
                                        $    731   $(11,001)  $ 2,072  $(20,446)
                                        ========   ========   =======   ========

                                  Page 10 of 27PAGE

             SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

    The income (loss) from discontinued operations up to the July 22, 1993 measurement date and the loss from operations during the period of July 23, 1993 to November 30, 1993, which has been deferred, consisted of the following:

                                          Three      Nine
                                         months     months    March 1,  July 23,
                                          ended      ended    1993 to   1993 to
                                        November   November     July    November
                                        30, 1992   30, 1992   22, 1993  30, 1993
                                                      (In thousands)
   Operating Revenues:
    Net sales                           $  10,686  $ 31,752  $ 17,975  $ 10,614
    Service revenues                       50,839   145,696    76,630    45,250
                                         --------   -------   -------   -------
                                           61,525   177,448    94,605    55,864
                                         --------   -------   -------   -------
   Operating costs and expenses:
    Cost of sales                           9,130    26,424    14,721     8,796
    Cost of services                       46,106   132,192    71,874    42,948
   Selling, general and administrative
     expenses                               4,148    11,476     7,077     6,470
   Write-down of certain unprofitable
     properties (Note 2)                      --        --      8,000       --
   Facilities relocation and corporate
     restructuring (Note 2)                   --        --      4,714       --
                                         --------   -------   -------   -------
                                           59,384   170,092   106,386    58,214
                                         --------   -------   -------   -------
       Operating profit (loss)              2,141     7,356   (11,781)   (2,350)
                                         --------   -------   -------   -------
   Other income (expense):
    Interest expense                         (965)   (2,868)   (1,341)     (651)
    Other, net                                (55)   (1,399)     (153)      131
                                         --------   -------    ------   -------
                                           (1,020)   (4,267)   (1,494)     (520)
                                         --------   -------    ------   -------
       Income (loss) before
         income taxes                       1,121     3,089   (13,275)   (2,870)
   Benefit from (provision for)
     income taxes                            (390)   (1,017)    3,830       --
                                         --------   -------  --------   -------
       Net income (loss)                $     731  $  2,072  $ (9,445) $ (2,870)
                                         ========   =======  ========   =======

                                  Page 11 of 27PAGE

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

   Net current assets (liabilities) and non-current assets of discontinued operations consist of the following:

                                                     February 28,  November 30,
                                                         1993          1993
                                                           (In thousands)

    Cash                                               $     132    $    512
    Receivables                                           29,961       4,482
    Inventories                                            3,787       1,724
    Deferred income tax benefit                              --          405
    Other current assets                                   2,189       1,144
    Current portion of long-term debt                       (395)        (44)
    Current portion of capitalized
      leases due to leasing affiliate                    (10,536)     (1,108)
    Accounts payable                                     (11,229)     (6,299)
    Due to Triarc                                            --       (4,845)
    Accrued salaries and wages                            (3,469)       (555)
    Accrued expenses                                      (9,066)     (3,658)
                                                        --------    --------
    Net current assets (liabilities) of
     discontinued operations                           $   1,374    $ (8,242)
                                                        ========    ========
    Properties, net                                    $  99,679    $ 32,565
    Other assets                                           1,688       1,511
    Long-term debt                                          (677)       (526)
    Capitalized leases due to leasing affiliate          (17,258)       (537)
    Deferred income taxes                                (14,977)     (4,729)(a)
    Other liabilities                                     (4,440)     (4,051)
                                                        --------    --------
    Net non-current assets of discontinued
     operations                                        $ 64,015     $ 24,233
                                                        ========    ========
    (a) Includes a reduction of $6,366,000 due to change in accounting for income taxes (Note 7)

4.  Write-off of Investment

    SEPSCO had a $1,500,000 investment in the preferred stock of Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a subsidiary of CFC Holdings, and Graniteville had a $2,500,000 investment in such preferred stock. During its quarter ended September 30, 1993 Chesapeake Insurance increased its reserve for insurance and reinsurance losses by $10,000,000 and as result reduced the stockholders' equity of Chesapeake Insurance to $308,000. In December 1993 Triarc decided to cease writing insurance and reinsurance of any kind through Chesapeake Insurance. As a result Chesapeake Insurance will not have any future operating cash flows and its remaining liabilities, including payment of claims on insurance previously written, will be liquidated with assets on hand. Accordingly, the preferred stock investment is not recoverable and SEPSCO and Graniteville wrote off their investment in such stock since the decline in value was deemed to be other than temporary.

                                  Page 12 of 27PAGE

           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

5.  Change in Control

    As previously reported, a change in control of SEPSCO's parent, Triarc, occurred on April 23, 1993, which as a result of Triarc's ownership of SEPSCO's voting securities constituted a change in control of SEPSCO (the "Change in Control"). In connection with the Change in Control, the Board of Directors of SEPSCO was reconstituted and new senior executive officers were elected.

    In connection therewith, SEPSCO received from Triarc $27,115,000 in cash and $3,535,000 in the form of an offset of amounts due to Triarc as of April 23, 1993 in connection with the providing by Triarc of certain management services to SEPSCO. The aggregate $30,650,000 of payments by Triarc included full payment of $6,806,000 (including $306,000 of accrued interest) on an unsecured promissory note issued to SEPSCO by Triarc in connection with the 1988 sale of an investment and partial payment of $23,844,000 (including $1,430,000 of accrued interest) on a $48,952,000 promissory note (the "Note") due to SEPSCO. The remaining $26,538,000 principal balance of the Note is due on August 1, 1998. The Note resulted from the 1986 sale of approximately 51% of the outstanding common shares of Graniteville to Triarc and is secured by such shares. The Note is subordinated to senior indebtedness of Triarc to the extent, if any, that the payment of principal and interest thereon is not satisfied out of proceeds of the pledged Graniteville shares. SEPSCO used the $27,115,000 of cash proceeds to pay $12,689,000 due under its accounts receivable financing arrangement which was then terminated and to pay $14,426,000 (including $383,000 of accrued interest) owed to Chesapeake Insurance.

6.  Investment in Affiliates

    Investment in affiliates consisted of the following:

                                                 February 28,    November 30,
                                                     1993            1993
                                                        (In thousands)

     Graniteville                                 $    62,530      $   67,490
     CFC Holdings                                       1,297             543
     Chesapeake Insurance (Note 4)                      1,500             --
                                                   ----------       ---------
                                                  $    65,327      $   68,033
                                                  ===========       =========

                                  Page 13 of 27PAGE

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     Equity in earnings of affiliates before and cumulative effect of changes in accounting principles consisted of the following:
                                     Three months ended     Nine months ended
                                        November 30,          November 30,
                                       1992      1993       1992        1993
                                                  (In thousands)

     Graniteville                    $ 3,958   $   673   $ 9,371   $  4,960 (a)
     CFC Holdings                        102      (532)      276       (650)(a)
                                     -------   -------   -------    -------
                                     $ 4,060   $   141   $ 9,647   $  4,310
                                     =======   =======   =======    =======

     (a) Affected by certain significant charges as set forth in Note 2.

     Graniteville

     Effective March 1, 1992 Graniteville adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") (see Note 7 for further discussion of SFAS
     109) and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The cumulative effect of the changes in accounting principles resulted in charges to Graniteville's consolidated statement of earnings amounting to $12,314,000 for SFAS 109 and $722,000, net of Graniteville's income taxes of $429,000, for SFAS
     106. SEPSCO's equity in such cumulative effect, net of SEPSCO income taxes of $434,000 on the ultimate distribution of such earnings to SEPSCO, amounted to a charge of $5,954,000, or $.51 per share and is reported separately in the condensed consolidated statement of operations for the nine months ended November 30, 1992.

     Under its present credit facility, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including SEPSCO, in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50,000,000 at the time of the payment (the outstanding principal balance was $75,000,000 as of November 30, 1993) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to SEPSCO prior to December 31, 1995.

     Summary consolidated results of operations of Graniteville for the nine months ended November 30, 1992 and 1993 are as follows:

                                                          Nine months ended
                                                            November 30,
                                                         1992          1993
                                                           (In thousands)

     Operating revenues                               $ 378,039     $ 399,870
     Operating profit (Note 2)                           36,028        27,853
     Earnings before cumulative effect of
       changes in accounting principles (Note 2)         19,125        10,127
     Net earnings (Note 2)                                6,089        10,127

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     CFC Holdings

     Effective January 1, 1993, CFC Holdings adopted SFAS 109 and SFAS 106 with the cumulative effect of changes in accounting principles resulting in charges to the CFC Holdings consolidated statement of operations amounting to $1,738,000 and $153,000, respectively. SEPSCO's equity in such cumulative effect amounted to a charge of $102,000 or $.01 per share and is reported separately in the condensed consolidated statement of operations for the nine months ended November 30, 1993.

7.   Income Taxes

     SEPSCO recorded no benefit from income taxes during the three-month period ended November 30, 1993 despite a pretax loss of $729,000 since it is in a net operating loss position and no benefit can be realized. SEPSCO recorded a benefit from income taxes of $1,791,000 during the nine-month period ended November 30, 1993 despite a pretax loss of $1,180,000, representing an effective rate substantially in excess of the 35% Federal statutory rate, principally due to the equity in earnings of affiliates of $4,310,000 on which no income taxes were provided.

     Effective March 1, 1993 SEPSCO adopted the provisions of SFAS 109 which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The deferred income tax provision or benefit for each year represents the decrease or increase, respectively, in the deferred income tax benefit during such year. The cumulative effect on prior years of this change in accounting principles was a credit of $7,617,000 or $.65 per share, and is reported separately in the condensed consolidated statement of operations for the nine months ended November 30, 1993. Prior years' financial statements have not been restated.

                                  Page 15 of 27          PAGE

          SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     The current and non-current deferred tax assets from continuing operations and current deferred tax asset and non-current deferred tax (liability) from discontinued operations consisted of the following components as of March 1, 1993:
                                                              Current
                                                              -------
                                                     Continuing   Discontinued
                                                     Operations    Operations
                                                          (In thousands)
     Net operating loss, alternative minimum
      tax and depletion carryforwards                 $     321     $   7,307
     Allowance for doubtful accounts                        --            455
     Reserve for losses on construction
      contracts                                                           608
     Ehrman Litigation settlement reserve
      (See Note 9)                                          495           --
     Reserve for employee benefit costs                     145           379
     Other                                                  --            146
                                                      ---------     ---------
                                                      $     961     $   8,895
                                                      =========     =========

                                                            Non-Current
                                                           ------------
                                                     Continuing   Discontinued
                                                     Operations    Operations
                                                          (In thousands)

     Accelerated depreciation                         $     --      $ (18,638)
     Amortization of original issue discount              1,561           --
     Insurance premiums not yet paid to a
       third party                                          --          1,437
     Reserves for environmental costs                       --          1,115
     Reserve for income tax contingencies                   --           (951)
     Other                                                  --            313
                                                      ---------     ---------
                                                      $   1,561     $ (16,724)
                                                      =========     =========

     Federal income tax returns of SEPSCO have been examined by the Internal Revenue Service ("IRS") for the tax years 1985 through 1988. Such audit has been substantially resolved at no material cost to SEPSCO. The IRS has recently commenced the examination of SEPSCO's Federal income tax returns for the tax years from 1989 through 1992. The amount and timing of any payments required as a result of the 1989 through 1992 audit cannot presently be determined. However, SEPSCO believes that it has adequate aggregate reserves for any tax liabilities, including interest, that may result from all such examinations.

8.   Income (Loss) Per Share

     The income (loss) per share has been computed by dividing net income
     (loss), after the reduction for an insignificant amount of preferred stock dividends, by the 11,655,067 weighted average common shares outstanding during the three-month and nine-month periods ended November 30, 1992 and 1993.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

9.   Legal Matters

     In December 1990, a purported shareholder derivative suit (the "Ehrman Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court (the "District Court"). On October 18, 1993, Triarc entered into a settlement agreement (the "Settlement Agreement") with the plaintiff (the "Plaintiff") in the Ehrman Litigation. The Settlement Agreement provides, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of SEPSCO's common stock other than Triarc will receive in exchange for each share of SEPSCO's common stock, 0.8 shares of Triarc's common stock. On November 22, 1993 Triarc and SEPSCO entered into an agreement and plan of merger which provides for the merger (the "Merger") of a subsidiary of Triarc into SEPSCO in the manner described in the Settlement Agreement. Following the Merger, Triarc would own 100% of SEPSCO's common stock. Consummation of the Settlement Agreement and the Merger are conditioned on, among other things, approval by SEPSCO's stockholders other than Triarc. On January 11, 1994 the District Court approved the Settlement Agreement.

     The Settlement Agreement also provides that Plaintiff's counsel and financial advisor will be paid by Triarc, subject to court approval, cash not to exceed $1,250,000 and $50,000, respectively and that Triarc would be responsible for other expenses relating to the issuance of Triarc common shares pursuant to the Merger. SEPSCO had previously accrued such $1,300,000 in the fourth quarter of Fiscal 1993 and accrued additional expenses related to the settlement of the Ehrman Litigation of $400,000 and $1,200,000 in the first and second quarters of Transition 1993, respectively, since SEPSCO originally anticipated it would be responsible for such fees and expenses. However, as previously indicated, the Settlement Agreement established that Triarc and not SEPSCO was responsible for certain of these expenditures and, accordingly, SEPSCO reversed $1,900,000 of previously accrued expenses in the third quarter of Transition 1993.

     As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's refrigeration operations and has filed appropriate notifications with state environmental authorities and has begun a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Based on preliminary information and consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates the cost of such remediation and/or removal will approximate $3,700,000, all of which was provided in prior years. In connection therewith, SEPSCO has incurred actual costs through November 30, 1993 of $1,143,000 and has a remaining accrual of

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     $2,557,000. SEPSCO believes that after such accrual the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

                                  Page 18 of 27PAGE

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NINE MONTHS ENDED NOVEMBER 30, 1993 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1992

     Revenues decreased to $7.7 million in 1993 from $15.3 million in 1992 due to a decrease of $5.3 million in equity in earnings of affiliates before cumulative effect of changes in accounting principles and a $2.4 million decrease in interest income from Triarc. The decrease in equity in earnings of affiliates before cumulative effect of changes in accounting principles resulted from decreased earnings of Graniteville and, to a lesser extent, CFC Holdings. Such lower earnings are principally attributable to (i) higher corporate charges from Triarc to Graniteville during Transition 1993, (ii) provisions for insurance losses by CFC Holdings' subsidiary Chesapeake Insurance (see below), (iii) certain significant charges recorded in the first quarter of Transition 1993 relating to costs allocated from Triarc to such affiliates primarily for facilities relocation and corporate restructuring and to compensation paid to a special committee of Triarc's Board of Directors and (iv) the write-off of Graniteville's $2.5 million investment in Chesapeake Insurance (see below). The decrease in interest income from Triarc resulted from the lower outstanding balance of the Triarc note receivable as a result of the April 1993 repayment of $28.9 million in connection with the change in control of Triarc which occurred on April 23, 1993, which as a result of Triarc's ownership of SEPSCO's voting securities constituted a change in control of SEPSCO (the "Change in Control").

     Interest expense decreased to $7.4 million in 1993 from $9.7 million in 1992 due primarily to the lower debt outstanding and, to a much lesser extent, lower interest rates during 1993.

     SEPSCO also wrote off its $1.5 million investment in Chesapeake Insurance since such investment is no longer deemed recoverable as a result of Chesapeake Insurance reducing its stockholders' equity to $0.3 million following additional provisions for insurance losses of $10.0 million during its quarter ended September 30, 1993 and the decision by Triarc in December 1993 to cease writing new insurance or reinsurance of any kind through Chesapeake Insurance.

     Other (expense) reversal was a reversal of $75 thousand in 1993 compared to an expense of $36 thousand in 1992. The 1993 amount includes a reversal of a $1.3 million accrual, provided for in the fourth quarter of Fiscal 1993, for the legal counsel and financial advisor fees for the plaintiff (the "Plaintiff") in a purported shareholder derivative suit (the "Ehrman Litigation") brought against SEPSCO's directors at that time and certain corporations including Triarc, in the United States District Court. Such fees will now be paid by Triarc instead of SEPSCO, as originally anticipated, in accordance with a settlement agreement (the "Settlement Agreement" - see further discussion below) entered into in October 1993. The 1993 amount also includes a net accrual of $1.0 million for SEPSCO's expenses related to the proposed merger (the "Merger" - see further discussion below) of SEPSCO into Triarc in connection with the Ehrman Litigation.

                                  Page 19 of 27PAGE

       SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     SEPSCO recorded a benefit from income taxes of $1.8 million during the 1993 period despite a pretax loss of $1.2 million, representing an effective rate substantially in excess of the 35% statutory rate, principally due to the inclusion in pretax earnings of equity in earnings of affiliates of $4.3 million on which no income taxes were provided. SEPSCO recorded a benefit of

$0.7 million despite pretax income of $5.5 million during the nine months ended November 30, 1992 principally due to the inclusion in pretax income of equity in earnings of affiliates of $9.6 million on which income taxes were provided only on the portion remaining after an 80% dividend exclusion.

     Income (loss) from discontinued operations, net of income taxes decreased $22.5 million to a loss of $20.4 million in 1993 from income of $2.1 million in 1992 primarily due to the following reasons:

     In connection with the consummation of the sales of the tree maintenance services operations and the construction related operations and the signing of a letter of intent to sell the ice operations, SEPSCO reevaluated the estimated gain or loss from the sale of its discontinued operations and provided $11.0 million for the estimated loss on the sale of the discontinued operations from an estimated break-even position as of August 31, 1993. The revised estimate principally reflects (i) $4.7 million of losses from the sales of the operations comprising the utility and municipal services business segment previously estimated to be approximately break-even and (ii) $6.6 million of losses from the sale of operations comprising SEPSCO's refrigeration business segment previously estimated to be a gain of $1.6 million less previously estimated losses of $1.5 million from the sale of SEPSCO's natural gas and oil business segment which now will be transferred to Triarc at net book value. The net loss from the sale of the utility and municipal services business segment reflects a reduction of $2.0 million due to a decrease in asset sales of the construction related activities by July 31, 1994, a reduction of $1.8 million in the estimated sales price for the construction related operations from previous estimates and other adjustments in finalizing the loss on the sale of the tree maintenance services operations. The $8.2 million change relating to the sales of the refrigeration business segment principally results from (i) a $4.0 million reduction in the sales price for the ice operations based on the letter of intent and (ii) a $4.0 million reduction in the estimated sales price of the cold storage operations based on preliminary sales discussions and experience with respect to negotiating the sale of the other operations.

     SEPSCO recorded an $8.0 million write-down relating to the impairment of certain unprofitable properties in the first quarter of Transition 1993.

     Operating profits of certain business segments through July 22, 1993, exclusive of the above charges, also declined. The tree maintenance activities experienced a decline in earnings due to higher insurance costs, losses on certain contracts and start-up costs on new crews. The flooding conditions experienced during the second quarter of Transition 1993 prevented the generation of revenues by crews added in anticipation

                                  Page 20 of 27 PAGE

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     of increased workload, whereas the fiscal 1993 period was favorably affected by the additional work in connection with Hurricane Andrew.
     The construction related activities experienced a decline due to a lower number of contracts in progress and losses experienced on existing contracts. Refrigeration operations had lower margins due to lower revenues from cold storage due to lower occupancy rates and lower margins in the ice operations due to competitive conditions. Liquefied petroleum gas operations had lower margins due to higher cost of product which it was unable to pass through to its customers.

     The above charges were partially offset by the effect of deferring the $2.9 million net loss from discontinued operations subsequent to July 22, 1993, the measurement date, through November 30, 1993. SEPSCO expects that such net losses will be offset by seasonal net income of the liquefied petroleum gas and natural gas and oil operations through their respective disposal dates.

     Effective March 1, 1993, the Company changed its method of accounting for income taxes when it adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect on prior years of the change in accounting principles decreased the net loss for the nine months ended November 30, 1993 by $7.6 million or $.66 per share, of which $6.4 million related to discontinued operations, and is reported separately in the condensed consolidated statement of operations for the first quarter of Transition 1993. Effective January 1, 1993, CFC Holdings adopted SFAS 109 and Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The Company's equity in the cumulative effect of changes in accounting principles amounted to a charge of $0.1 million or $.01 per share which is reflected in the condensed consolidated statement of operations for the first quarter of Transition 1993. Effective March 1, 1992 Graniteville adopted SFAS 109 and SFAS 106. The change in accounting principles resulted in charges amounting to $6.0 million, (net of taxes of $0.4 million), or $.51 per share, which was reflected in the condensed consolidated statement of operations for the first quarter of fiscal 1993.

THREE MONTHS ENDED NOVEMBER 30, 1993 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1992

     Revenues decreased to $1.2 million in 1993 from $5.9 million in 1992 due to a $4.0 million decrease in equity in earnings of affiliates before cumulative effect of changes in accounting principles and a $1.0 million decrease in interest income from Triarc. The decrease in equity in earnings of affiliates was due to lower earnings of Graniteville and, to a lesser extent, CFC Holdings. Such lower earnings are primarily attributable to (i) higher corporate charges to Graniteville by Triarc during Transition 1993,
(ii) provisions for insurance losses by Chesapeake Insurance discussed above and (iii) the write-off of Graniteville's $2.5 million investment in Chesapeake Insurance as previously discussed.

     Interest expense decreased to $2.3 million in 1993 from $3.2 million in 1992 due to the lower debt outstanding and, to a much lesser extent, to lower interest rates during the Transition 1993 third quarter.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     SEPSCO also wrote off its $1.5 million investment in Chesapeake Insurance for the reasons discussed above.

     Other (expense) reversal resulted in income of $1.9 million in 1993 compared with a nominal expense in 1992 due to 1993 reversals of accruals consisting of (i) a $1.3 million reversal of a fourth quarter Fiscal 1993 accrual for the legal counsel and financial advisor fees for the Plaintiff in the Ehrman Litigation, which will now be paid by Triarc in accordance with the Settlement Agreement and (ii) a $0.6 million reversal of Transition 1993 first and second quarter accruals for estimated expenses related to the settlement of the Ehrman Litigation which will also now be paid by Triarc.

     SEPSCO recorded no benefit from income taxes during the 1993 quarter despite a pretax loss of $0.7 million since it is in a net operating loss position and no benefit can be realized. SEPSCO recorded a benefit from income taxes of $0.2 million for the 1992 quarter despite pretax income of $2.7 million due to the inclusion in pretax income of $4.1 million of equity in earnings of affiliates on which taxes were provided only on the portion remaining after an 80% dividend exclusion.

     Income (loss) from discontinued operations, net of income taxes decreased $11.7 million to a loss of $11.0 million in the Transition 1993 period compared to income of $0.7 million in the Fiscal 1993 quarter. As previously discussed SEPSCO recorded an additional provision for anticipated losses on disposal of its discontinued operations of $11.0 million during the three months ended November 30, 1993.

FINANCIAL CONDITION AND LIQUIDITY

     At February 28, 1993 and November 30, 1993 cash and equivalents, excluding restricted cash, amounted to $0.1 million and $35.5 million, respectively. The $35.4 million increase in cash is principally a result of the remaining excess proceeds from the sale of the tree maintenance services operations (see subsequent discussion). Total debt, including the debt of the discontinued operations, amounted to $60.9 million and $110.2 million at November 30, 1993 and February 28, 1993, respectively.

     As previously reported, a change in control of Triarc occurred on April 23, 1993 (the "Closing Date"), which as a result of Triarc's ownership of SEPSCO's voting securities constituted a change in control of SEPSCO. In connection therewith SEPSCO received from Triarc $27.1 million in cash and $3.5 million in the form of an offset of amounts due to Triarc as of April 23, 1993 in connection with the providing by Triarc of certain management services to SEPSCO. The aggregate $30.6 million of payments by Triarc included full payment of $6.8 million (including $0.3 million of accrued interest) on an unsecured promissory note issued to SEPSCO by Triarc in connection with the 1988 sale of an investment and partial payment of $23.8 million (including $1.4 million of accrued interest) on a $49.0 million promissory note due to SEPSCO resulting from the 1986 sale of approximately 51% of Graniteville's common stock to Triarc, as described below. SEPSCO used the $27.1 million of cash proceeds to pay $12.7 million due under its accounts receivable financing arrangement which was then terminated and to pay $14.4 million (including $0.4 million of accrued interest) owed to Chesapeake Insurance Company Limited ("Chesapeake Insurance").

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     SEPSCO holds a promissory note (the "Note") from Triarc in the original face amount of approximately $49.0 million, bearing interest at the annual rate of 13% payable semi-annually. As described above, on the Closing Date, SEPSCO received partial payment of the Note of approximately $23.8 million including $1.4 million of accrued interest from Triarc. The Note, after giving effect to such prepayment, is due in August 1998 and resulted from the 1986 sale of approximately 51% of the outstanding common shares of Graniteville to Triarc and is secured by such shares. The Note is subordinated to senior indebtedness of Triarc to the extent, if any, that the payment of principal and interest thereon is not satisfied out of proceeds of the pledged Graniteville shares.

     SEPSCO has not received any cash dividends from its investment in Graniteville during the nine months ended November 30, 1993 compared with $3.0 million in the comparable prior year period.

     Under its present credit agreement, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including SEPSCO in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50.0 million at the time of the payment (the outstanding principal balance was $75.0 million as of November 30, 1993) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to SEPSCO prior to December 31, 1995.

     SEPSCO is required to pay interest on its 11 7/8% Senior Subordinated Debentures due February 1, 1998 (the "Debentures") semi-annually on February 1 and August 1 of each year including interest payments due February 1, 1994 and August 1, 1994 aggregating $6.9 million. SEPSCO is also required to retire annually through the operation of a mandatory sinking fund $9.0 million principal amount of the Debentures on February 1 of each year. The indenture pursuant to which the Debentures were issued (the "Indenture") provides that, in lieu of making such payment in cash, SEPSCO may credit against the mandatory sinking fund requirement the principal amount of Debentures acquired by SEPSCO other than through the sinking fund. On February 1, 1993, SEPSCO satisfied such sinking fund requirement by payment of $8.7 million in cash and the delivery of $0.3 million principal amount of the SEPSCO Debentures. SEPSCO obtained substantially all of the funds to satisfy such sinking fund requirement by borrowings from Chesapeake Insurance as a result of increasing its loans from Chesapeake Insurance by $8.4 million to $14.0 million. As described elsewhere herein, such loans were repaid in full on the Closing Date. SEPSCO presently expects that based on the current market price for such Debentures it would satisfy such mandatory sinking fund requirement due February 1, 1994 through cash received from the sale of the tree maintenance services operations rather than through the delivery of Debentures.

     The indenture contains a provision which limits to $100.0 million the aggregate amount of specified kinds of indebtedness that SEPSCO and its consolidated subsidiaries can incur. At November 30, 1993 such indebtedness was $59.3 million resulting in allowable additional indebtedness, if SEPSCO desired to make such borrowings and if such financing could be obtained, of $40.7 million.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     On October 18, 1993, Triarc entered into a Settlement Agreement with the Plaintiff in the Ehrman Litigation. The Settlement Agreement provides, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of SEPSCO's common stock other than Triarc will receive in exchange for each share of SEPSCO's common stock, 0.8 shares of Triarc's common stock. On November 22, 1993 Triarc and SEPSCO entered into an agreement and plan of merger which provides for the Merger of a subsidiary of Triarc into SEPSCO in the manner described in the Settlement Agreement. Following the Merger, Triarc would own 100% of SEPSCO's common stock. Consummation of the Settlement Agreement and the Merger are conditioned on, among other things, approval by the District Court and SEPSCO's stockholders other than Triarc.

     On July 22, 1993, SEPSCO's Board of Directors authorized the sale or liquidation of all of its operating businesses consisting of its utility and municipal services, refrigeration, liquefied petroleum gas and natural gas and oil business. SEPSCO intends to transfer the liquefied petroleum gas business to National Propane Corporation, a subsidiary of Triarc. On December 9, 1993 SEPSCO's Board of Directors decided that rather than selling the natural gas and oil business to an independent third party, SEPSCO would transfer such business to Triarc following the proposed merger of a wholly owned subsidiary of Triarc into SEPSCO and the resulting elimination of the minority interest in SEPSCO.

     On October 15, 1993 SEPSCO sold the assets of its tree maintenance services operations previously included in its utility and municipal services business segment for $69.6 million in cash plus the assumption by the purchaser of $5.0 million in current liabilities resulting in a loss of $4.8 million. The $35.5 million cash balance as of November 30, 1993 is principally a result of such cash proceeds, less the repayment of $24.1 million of capitalized lease obligations relating to the tree maintenance services operations, repayment of $1.1 million of amounts due to Triarc, payment of the $2.0 million to the purchasers of the construction related operations (see below) and general operating requirements since October 15, 1993. On October 7, 1993 SEPSCO sold the stock of its two construction related operations previously included in its utility and municipal services business segment for a nominal amount subject to adjustments described below. As the related assets are sold or liquidated the purchasers have agreed to pay, as deferred purchase price, 75% of the net proceeds received therefrom (cash of $1.5 million had been received as of November 30, 1993) plus, in the case of the larger of the two entities, an amount equal to 1.25 times the adjusted book value of such entity as of October 5, 1995 (the "Book Value Adjustment"). As of October 7, 1993, the adjusted book value of the assets of that entity aggregated approximately $1.6 million. In addition, SEPSCO paid $2.0 million in October and November 1993 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations. As of November 30, 1993 SEPSCO estimated the sales of the construction related operations would result in a gain of $2.0 million excluding any consideration of the potential Book Value Adjustment. In January 1994, however, SEPSCO learned that the buyer of such businesses had successfully negotiated extensions of certain major contracts with respect to the larger of such businesses and as a result no longer intends to immediately dispose of the major portion of the assets. Should the buyer

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

hold such assets through October 5, 1995, the purchase price would effectively be realized through the Book Value Adjustment. Based on such revised estimates of asset sales, SEPSCO would approximately breakeven excluding any consideration of the potential Book Value Adjustment.

     On November 12, 1993 SEPSCO signed a letter of intent to sell substantially all of the operating assets of the ice operations of its refrigeration business segment for $5.0 million in cash, a $4.0 million note (discounted value $3.1 million) and the assumption by the buyer of certain current liabilities of up to $1.0 million. The note, which bears no interest during the first year and 5% thereafter, would be payable in installments of $120.0 thousand at the end of each of the four years following the closing date with the balance of approximately $3.5 million due at the end of the fifth year following the closing date. The precise timetable for the sale and liquidation of the remaining discontinued operation, the cold storage operations of the refrigeration business segment, will depend upon SEPSCO's ability to identify appropriate potential purchasers and to negotiate acceptable terms for the sale of such operation. SEPSCO currently anticipates completion of such sales by July 31, 1994.

     SEPSCO has $5.3 million of restricted cash and equivalents which support letters of credit which collateralize certain performance and other bonds relating to the utility and municipal services business segment. SEPSCO anticipates that subsequent to the closing of the sales of the operations comprising such segment, in due course the buyers will provide the collateral for such bonds or that the performance secured by the bond will be completed and the restricted cash will revert to SEPSCO free of restrictions and at that time be used for general corporate purposes.

     SEPSCO had cash used in operations of $3.3 million during the nine-month period ended November 30, 1993. SEPSCO anticipates its cash requirements for the last month of Transition 1993, exclusive of operating activities, to be insignificant. Such cash requirements for the calendar year 1994 will include $3.9 million of capital expenditures, of which SEPSCO intends to seek financing from banks and other sources for $3.2 million, as well as $9.0 million of sinking fund payments on the Debentures. SEPSCO expects to meet all of its cash requirements during the last month of Transition 1993 and the calendar year 1994 with the aforementioned financing for capital expenditures and its existing cash balances principally derived from the sale of the tree maintenance services operations.





                                  Page 25 of 27PAGE

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     On October 18, 1993, Triarc entered into the Settlement Agreement with the plaintiff in the Ehrman Litigation. The Settlement Agreement provides, among other things, that the Company would be merged into, or otherwise acquired, by Triarc or an affiliate thereof in a transaction in which each holder of the Company's Common Stock other than Triarc will receive in exchange for each share of the Company's Common Stock,
     0.8 shares of Triarc's Common Stock. The settlement agreement also provides that plaintiff's counsel and financial advisor will be paid, subject to court approval, cash not to exceed $1.25 million and $50,000, respectively. The settlement of the Ehrman Litigation is conditioned on, among other things, approval of the Company's stockholders. On January 11, 1994 the United States District Court approved the Settlement Agreement. Following such merger or acquisition, Triarc would own 100% of the Company's Common Stock. On November 22, 1993, Triarc and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides for the merger of a subsidiary of Triarc into the Company in the manner described in the settlement agreement and is conditioned on, among other things, court approval and approval by the Company's stockholders other than Triarc.

Item 6.  Exhibits and Reports on Form 8-K

     (b)   Reports on Form 8-K

           September 1, 1993, reporting on the execution of an agreement to sell the Company's tree maintenance business.

           October 7, 1993, reporting on (i) regulatory approvals for the sale of the tree maintenance business and (ii) the sale of the Company's underground cable and conduit installation and concrete refurbishment business.

           October 15, 1993, reporting on the consummation of the sale of the tree maintenance business.

           October 27, 1993, reporting on management's intention to change the Company's fiscal year to one ending December 31.

           November 16, 1993, reporting on (i) the execution of a letter of intent to sell the Company's ice business and (ii) approval by the Company's Board of Directors of the settlement of the Ehrman Litigation and the Merger Agreement.


                                  Page 26 of 27PAGE

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SOUTHEASTERN PUBLIC SERVICE COMPANY



Date:  December 14, 1993            BY:  /S/  JOSEPH A. LEVATO
                                         ---------------------
                                         Joseph A. Levato
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /S/  FRED H. SCHAEFER
                                         ---------------------
                                         Fred H. Schaefer
                                         Vice President and
                                         Chief Accounting Officer