Form 10-Q/A
period 1993-11-30
SOUTHEASTERN PUBLIC SERVICE CO
filed 1994-03-11
CIK 92050

This Form 10-Q/A of Southeastern Public Service Company
("SEPSCO") constitutes Amendment No. 1 ("Amendment No. 1") to SEPSCO's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1993 which was originally filed with the Securities and Exchange Commission on December 14, 1993 (such Form 10-Q as originally filed is referred to herein as the "Original Form 10-Q". This Amendment No. 1 furnishes revised information required by Items 1 and 2 of such Form. Such revised items reflect the restatement of financial information resulting from the reporting of SEPSCO's liquefied petroleum gas business as a continuing operation rather than a discontinued operation as reported in the Original Form 10-Q (see Note 3 to the Condensed Consolidated Financial Statements included herein for further discussion). Capitalized terms used herein have the same meaning as the meaning ascribed to them in the Original Form 10-Q.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                      February 28,    November
30,
                                                         1993           1993
                                                          (A)
(Unaudited)
                     ASSETS
Current assets:
  Cash and equivalents                                   $     239    $ 35,847
  Restricted cash and equivalents                            5,264       5,264
  Receivables, net                                           3,971       3,884
  Finished goods inventories                                   733         888
  Notes receivable from Triarc (less
    unamortized deferred discount of $39)                   25,047         --
  Deferred income tax benefit                                  --        1,062
  Other current assets                                       1,386         534
  Net current assets of discontinued operations              1,987         --
                                                         --------    --------
      Total current assets                                  38,627      47,479

Properties, net                                              7,825       7,298
Notes receivable from Triarc                                26,538      26,538
Investments in affiliates                                   65,327      68,033
Deferred income tax benefit                                    --          528
Other assets                                                 1,752       2,483
Net non-current assets of discontinued operations           66,184      18,771
                                                          --------    --------
                                                         $ 206,253   $ 171,130
                                                          ========    ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                      $   9,312   $   9,287
  Notes payable to affiliate                                14,043         --
  Accounts receivable financing                              9,536         --
  Accounts payable                                           2,249       8,690
  Other accrued expenses                                     4,624       4,190
  Net current liabilities of discontinued
   operations                                                  --        3,406
                                                          --------    --------
      Total current liabilities                             39,764      25,573

Long-term debt (less unamortized deferred
  discount of $5,282 and $4,312)                            49,661      50,501
Deferred income taxes                                        7,230         --
Other liabilities                                            1,368       1,484
Commitments and contingencies

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                     February 28,  November 30,
                                                         1993           1993
                                                                        (A)(Unaudited)
Stockholders' equity:
  Preferred stock                                               24          24
  Common stock                                              11,896      11,896
  Additional paid-in capital                                90,539      90,539
  Retained earnings (accumulated deficit)                    6,637      (8,021)
  Treasury stock                                              (866)       (866)
                                                          --------    --------
      Total stockholders' equity                           108,230      93,572
                                                          --------    --------
                                                          $206,253    $171,130
                                                          ========    ========

(A) The balance sheet at February 28, 1993 has been derived from audited consolidated financial statements at that date.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                      Three months ended    Nine months ended
                                         November 30,         November 30,
                                       1992        1993     1992      1993
                                                    (Unaudited)
Net sales                              $ 6,647  $   6,653  $ 18,944  $  19,760
                                       -------    -------   -------   --------
Costs and expenses:
  Cost of sales                          5,568      5,268    15,783     16,408
  Selling, general and administrative
    expenses                               541      1,573     1,456      2,998
                                       -------    -------   -------   --------
                                         6,109      6,841    17,239     19,406
                                       -------    -------   -------   --------
      Operating profit (loss)              538       (188)    1,705        354
                                       -------    -------   -------   --------
Other income (expense):
    Interest expense                    (3,262)    (2,316)   (9,810)    (7,521)
    Equity in earnings of affiliates
      before cumulative effect of
      changes in accounting
      principles                         4,060        141     9,647      4,310
    Write-off of investment in
      Chesapeake Insurance
      Company, Ltd.                        --      (1,500)      --      (1,500)
    Interest income from Triarc          1,853        860     5,507      3,141
    Other, net                              (1)     2,598       147        608
                                       -------    -------   -------   --------
                                         2,650       (217)    5,491       (962)
Income (loss) from continuing
  operations before income taxes
  and cumulative effect of changes
  in accounting principles               3,188       (405)    7,196       (608)
Benefit from income taxes                   39        248       170      1,791
                                       -------    -------   -------   --------
Income (loss) from continuing
  operations before cumulative
  effect of changes in accounting
  principles                             3,227       (157)    7,366      1,183
Income (loss) from discontinued
  operations                               374    (13,910)      938    (23,355)
                                       -------    -------   -------   --------
Income (loss) before cumulative
  effect of changes in accounting
  principles                             3,601    (14,067)    8,304    (22,172)
Cumulative effect of changes in
  accounting principles:
    The Company                            --         --        --       7,617
    Equity in affiliates                   --         --     (5,954)      (102)
                                       -------  --------    -------   --------
      Net income (loss)                $ 3,601  $ (14,067)$   2,350  $ (14,657)
                                       =======   ========   =======   ========
                                        4

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                      Three months ended    Nine months ended
                                         November 30,         November 30,
                                       1992        1993     1992      1993
                                                    (Unaudited)
Income (loss) per share:
  Continuing operations                $ .28    $    (.02)$     .63        .10
  Discontinued operations                .03        (1.19)      .08      (2.00)
  Cumulative effect of changes in
    accounting principles                  --         --       (.51)       .64
                                       -------   --------   -------    -------
                                       $   .31  $   (1.21)  $   .20    $ (1.26)
                                       =======   ========   =======    =======

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Nine months ended
                                                             November 30,
                                                         1992         1993
                                                          (In thousands)
Cash flows from operating activities:
 Net income (loss)                                      $  2,350   $ (14,657)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in)
  operating activities:
  Depreciation                                               922         908
  Amortization of deferred financing costs
   and debt discount                                       1,038         968
  Amortization of deferred discount on notes
   receivable from Triarc                                    (72)        (39)
  Write-off of investment in Chesapeake
   Insurance Company Limited                                 --        1,500
  Equity in earnings of affiliates before
   cumulative effect of changes in accounting
   principles                                             (9,647)     (4,310)
  Loss (income) from discontinued operations                (938)     23,355
  Dividend from unconsolidated affiliate                   3,004         --
  Cumulative effect of changes in accounting
   principles                                              5,954      (7,515)
  Decrease in deferred income taxes                       (2,922)     (7,569)
  Other, net                                                 774       2,350
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                     1,260         (70)
    Decrease (increase) in inventories                       115        (155)
    Decrease in notes receivable from Triarc               5,873         --
    Decrease (increase) in other current assets           (1,443)        852
    Increase (decrease) in accounts payable                 (687)      2,826
    Increase (decrease) in accrued expenses                2,869        (434)
                                                        --------    --------
Net cash provided by (used in) operating activities        8,450      (1,990)
                                                        --------    --------
Cash flows from investing activities:
 Proceeds from sales of subsidiaries                         --       43,002
 Capital expenditures                                       (443)       (317)
 Other                                                        52         375
                                                        --------    --------
Net cash provided by (used in) investing activities         (391)     43,060
                                                        --------    --------

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Nine months ended
                                                             November 30,
                                                         1992         1993
                                                          (In thousands)
Cash flows from financing activities:
  Debt repayments                                           (247)    (23,579)
  Collection of notes receivable from Triarc                 --       25,379
  Net proceeds from accounts receivable
    financing                                               (990)        --
                                                        --------    --------
Net cash provided by (used in) financing activities       (1,237)      1,800
                                                        --------    --------
Net cash provided by continuing operations                 6,822      42,870
Net cash used in discontinued operations                  (4,662)     (7,262)
                                                        --------    --------
Net increase in cash                                       2,160      35,608
Cash at beginning of period                                  282         239
                                                        --------    --------
Cash at end of period                                   $  2,442    $ 35,847
                                                        ========    ========

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

  The accompanying unaudited condensed consolidated financial statements of SEPSCO have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of SEPSCO, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and certain significant charges as discussed in Notes 2 and 3, necessary to present fairly SEPSCO's financial position as of February 28, 1993 and November 30, 1993, its results of operations for the three-month and nine-month periods ended November 30, 1992 and 1993 and its cash flows for the nine-month periods ended November 30, 1992 and 1993. This information should be read in conjunction with the consolidated financial statements and notes thereto included in SEPSCO'S annual report on Form 10-K and related amendments for the year ended February 28, 1993.

  On October 27, 1993 SEPSCO's Board of Directors approved a change in the fiscal year of SEPSCO ending February 28 to a calendar year ending December 31, effective for the ten-month period ending December 31, 1993. Graniteville Company ("Graniteville"), a 49% owned investment, also changed its fiscal year to a calendar year ending December 31. SEPSCO plans to issue a transition report on Form 10-K for the ten-month period ended December 31, 1993. As used herein, "Fiscal 1993" refers to the year ended February 28, 1993 and "Transition 1993" refers to the ten months ended December 31, 1993.

2.  Significant Charges in the First Six Months of Transition 1993

  The accompanying condensed consolidated statements of operations include the following significant charges recorded in the first six months of Transition 1993 (in thousands):

     Estimated cost allocated to SEPSCO by Triarc
        to terminate the lease on Triarc's
        existing corporate facilities                           $  2,840
     Costs allocated to SEPSCO by Triarc related
       to a five-year consulting agreement
       extending through April 1998 between Triarc
       and the former Vice Chairman of Triarc                      1,374
     Estimated cost to relocate SEPSCO's
       corporate office                                              500
     Facilities relocation and corporate                         -------
       restructuring charges (a)                                   4,714   (1)

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


     Estimated cost allocated to SEPSCO by
       Triarc for compensation paid to the Special
       Committee of the Board of Directors of Triarc (b)             625   (2)
     Write-down of certain unprofitable properties (c)             8,000   (3)
     Income tax benefit relating to the above charges             (4,523)  (4)
     Provision for income tax contingencies and other
       income tax matters                                            600   (5)
     Equity in significant charges of affiliates,
       net of taxes (d)                                            2,260
     Cumulative effect of changes in accounting
       principles (Note 7)                                        (7,515)
                                                                --------
                                                                $  4,161
                                                                ========

     (1) $782,000 included in "Selling, general and administrative expenses" of continuing operations and $3,932,000 included in "Income (loss) from discontinued operations."

     (2) $104,000 included in "Selling, general and administrative expenses" of continuing operations and $521,000 included in "Income (loss) from discontinued operations."

     (3)   Included in "Income (loss) from discontinued operations."

     (4) $(301,000) included in "Benefit from income taxes" of continuing operations and $(4,222,000) included in "Income (loss) from discontinued operations."

     (5) $100,000 included in "Benefit from income taxes" of continuing operations and $500,000 included in "Income (loss) from discontinued operations."

     (a) In the first quarter of Transition 1993, net of adjustments recorded during the second quarter of Transition 1993, results of operations were significantly impacted by facilities relocation and corporate restructuring charges aggregating $4,714,000 consisting of $4,214,000 of charges allocated to SEPSCO by Triarc: (i) estimated allocated cost of $2,840,000 to terminate the lease on its existing corporate facilities; (ii) total allocated costs of $1,374,000 relating to a five-year consulting agreement (the "Consulting Agreement") extending through April 1998 between Triarc and Steven Posner, the former Vice Chairman of Triarc and (iii) $500,000 of estimated costs to be incurred by SEPSCO to relocate SEPSCO's corporate office.
           All of such charges are related to the Change in Control described in Note 5. In connection with the Change in Control, Victor Posner and Steven Posner resigned as officers and directors of Triarc. In order to induce Steven Posner to resign, Triarc entered into the Consulting Agreement with him. The allocated cost related to the Consulting Agreement was recorded as a charge in the first quarter of Transition 1993

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


           because the Consulting Agreement does not require any substantial services and SEPSCO and Triarc do not expect to receive any services that will have substantial value to them. As a part the Change in Control, the Triarc Board of Directors was reconstituted. The first meeting of the reconstituted Triarc Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of Triarc and its subsidiaries operations and management structure, the Triarc Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (i) the strategic decision to manage Triarc in the future on a decentralized rather than on a centralized basis; (ii) the hiring of new executive officers for Triarc;
           (iii) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team and (iv) the relocation of Triarc and certain subsidiaries, including SEPSCO's corporate headquarters. SEPSCO's allocated cost to terminate the lease on Triarc's existing corporate facilities ($2,840,000) and the cost to relocate SEPSCO's headquarters all stemmed from the decentralization and restructuring plan formally adopted at the April 24, 1993 meeting of the reconstituted Triarc Board of Directors and accordingly, were recorded in the first quarter of Transition 1993.

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
                                              =========   =========   =========

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


3.   Discontinued Operations

     On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of its utility and municipal services, refrigeration and natural gas and oil businesses. Accordingly, SEPSCO has presented the accompanying condensed consolidated financial statements for each of the periods shown to reflect such businesses as discontinued operations through July 22, 1993. The operating results of the discontinued operations subsequent to July 22, 1993 have been deferred and are included in "Net current liabilities of discontinued operations". On December 9, 1993 SEPSCO's Board of Directors decided the natural gas and oil business will be transferred to Triarc rather than SEPSCO selling it to an independent third party. Such transfer will be in the form of a sale of the stock of the entities comprising the natural gas and oil business for cash of $8,500,000 which is equal to their fair value and approximately $4,500,000 higher than their net book value. It is intended for this sale to occur following the Merger and the resulting elimination of the minority interest in SEPSCO (Note 9). However should the Merger not be approved by the SEPSCO stockholders (Note 9) the sale of the stock of the natural gas and oil entities for cash to Triarc will be completed prior to July 22, 1994.

     On October 15, 1993 SEPSCO sold the assets of its tree maintenance services operations previously included in its utility and municipal services business segment for $69,600,000 in cash plus the assumption by the purchaser of $5,000,000 in current liabilities resulting in a loss of $4,771,000. On October 7, 1993 SEPSCO sold the stock of its two construction related operations previously included in its utility and municipal services business segment for a nominal amount subject to adjustments described below. As the related assets are sold or liquidated the purchasers have agreed to pay, as deferred purchase price, 75% of the net proceeds received therefrom (cash of $1,515,000 has been received as of November 30, 1993) plus, in the case of the larger of the two entities, an amount equal to 1.25 times the adjusted book value of such entity as of October 5, 1995 (the "Book Value Adjustment"). As of October 7, 1993, the adjusted book value of the assets of that entity aggregated approximately $1,600,000. In addition, SEPSCO paid $2,000,000 in October and November 1993 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations. As of November 30, 1993 SEPSCO estimated the sales of the construction related operations would result in a gain of $2,030,000 excluding any consideration of the potential Book Value Adjustment. In January 1994, however, SEPSCO learned that the buyer of such businesses had successfully negotiated extensions of certain major contracts with respect to the larger of such businesses and as a result no longer intends to immediately dispose of the major portion of the assets. Should the buyer hold such assets through October 5, 1995, the purchase price would effectively be realized through the Book Value Adjustment. Based on such revised estimates of asset sales, SEPSCO would approximately break-even excluding any

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


     consideration of the potential Book Value Adjustment, given its uncertainty. The charge to discontinued operations during the third quarter of Transition 1993 (see second following paragraph) reflects such estimated break-even on the disposal of the construction related operations.

     On November 12, 1993 SEPSCO signed a letter of intent to sell substantially all of the operating assets of the ice operations of its refrigeration business segment for $5,000,000 in cash, a $4,000,000 note (discounted value $3,101,000) and the assumption by the buyer of certain current liabilities which as of November 30, 1993 would approximate $1,000,000. The note, which bears no interest during the first year and 5% thereafter, would be payable in installments of $120,000 at the end of each of the four years following the closing date with the balance of $3,520,000 due at the end of the fifth year following the closing date. The precise timetable for the sale and liquidation of the remaining discontinued operation, the cold storage operations of SEPSCO's refrigeration business segment, will depend upon SEPSCO's ability to identify appropriate potential purchasers and to negotiate acceptable terms for the sale of such operation. SEPSCO currently anticipates completion of such sales by July 31, 1994.

     On July 22, 1993 SEPSCO's Board of Directors also authorized the sale or liquidation of the liquefied petroleum gas business. SEPSCO previously reported the liquefied petroleum gas business as a discontinued operation since it is to be transferred to a subsidiary of Triarc and the transfer would be accounted for at net book value. The precise method of such transfer has not been determined and the transfer will not occur until after the Merger. Based on these facts, SEPSCO has reevaluated the accounting for the liquefied petroleum gas business and retroactively restated the SEPSCO consolidated financial statements to reflect the liquefied petroleum gas business as a continuing operation. As a result, for the nine months ended November 30, 1993, SEPSCO has (i) increased the loss from discontinued operations by $2,909,000 (included in the $13,910,000 in the following paragraph) representing the estimated net income from operations of the liquefied petroleum gas business from the measurement date to the expected date of disposition which had previously been used to offset operating losses of other discontinued operations for the same periods and (ii) decreased the loss from continuing operations by $572,000 representing the income from the liquefied petroleum gas business from the measurement date to November 30, 1993.

     In connection with the consummation of the sales of the tree maintenance services operations and the construction related activities and the signing of the letter of intent to sell the ice operations discussed above, SEPSCO reevaluated the estimated gain or loss from the sale of its discontinued operations and provided $13,910,000 for the revised estimated loss on the sale of the discontinued operations from an estimated break-even position as of

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

       August 31, 1993. The revised estimate principally reflects (i) $4,700,000 of losses from the sales of the operations comprising the utility and municipal services business segment previously estimated to be approximately break-even, (ii) $6,600,000 of losses from the sale of operations comprising SEPSCO's refrigeration business segment previously estimated to be a gain of $1,600,000 and (iii) $2,500,000 of estimated losses from operations from July 22, 1993 to the actual or estimated disposal dates of the discontinued operations and (iv) less previously estimated losses of $1,500,000 from the sale of the stock of SEPSCO's natural gas and oil businesses which now will be sold to Triarc for cash.
       Since such sale will be to a company which is within a controlled group it will be accounted for at net book value. The net loss from the sale of the utility and municipal services business segment reflects a reduction of $2,030,000 due to a decrease in asset sales of the construction related activities by July 31, 1994, a reduction of $1,800,000 in the estimated sales price for the construction related operations from previous estimates and other adjustments in finalizing the loss on the sale of the tree maintenance services operations. The $8,200,000 change relating to the sales of the refrigeration business segment principally results from (i) a $4,000,000 reduction in the sales price for the ice operations based on the letter of intent and (ii) a $4,000,000 reduction in the estimated sales price of the cold storage operations based on preliminary sales discussions and experience with respect to negotiating the sale of the other operations.

     Based on the analysis performed to date, after taking into account
     (i) a $4,900,000 pre-tax write-down in the fourth quarter of Fiscal 1993 relating to accruals for environmental remediation and losses on certain contracts in progress, (ii) an $8,000,000 pre-tax provision for impairment of certain unprofitable properties in the first quarter of Transition 1993 reflected in operating profit (loss) of discontinued operations summarized below and (iii) the charge to discontinued operations of $13,910,000 taken in the three months ended November 30, 1993, SEPSCO expects that all remaining dispositions, including the results of their operations through the actual or anticipated disposal dates, will not in the aggregate result in any additional material loss to SEPSCO.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

     The income (loss) from discontinued operations consisted of the following (in thousands):

                                      Three months ended    Nine months ended
                                         November 30,         November 30,
                                       1992        1993      1992      1993

      Income (loss) from operations
       of discontinued operations
       net of income taxes
       (benefit) of $201, $-,
       $460 and $(3,830)             $    374   $     --    $   938  $  (9,445)

      Loss on disposal of
       discontinued operations
       without income tax benefit         --      (13,910)      --     (13,910)
                                     --------    --------   -------   --------
                                     $    374   $ (13,910)  $   938  $ (23,355)
                                     ========    ========   =======   ========

    The income (loss) from discontinued operations up to the July 22, 1993 measurement date and the loss from operations during the period of July 23, 1993 to November 30, 1993, consisted of the following (as used in the following tables natural gas and oil will be referred to as "NG&O" and Utility and Municipal Services and Refrigeration will be referred to as "Services and Refrig."):

                           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                     Notes to Condensed Consolidated Financial Statements (Continued)
                                 Nine months ended          March 1, 1993 to        July 23, 1993 to
                                 November 30, 1992            July 22, 1993         November 30, 1993
                                         Services and              Services and             Services and
                                 NG&O       Refrig.        NG&O       Refrig.         NG&O     Refrig.
                                                             (In thousands)
   Operating revenues:
    Net sales                  $   3,547    $   9,261    $   2,111   $   5,943     $  1,645   $  2,923
    Service revenues                 --       145,696          --       75,502          --      42,585
                               --------    ----------    ---------   ---------     --------   --------
                                   3,547      154,957        2,111      81,445        1,645     45,508
                               --------    ----------    ---------   ---------     --------   --------
   Operating costs and
    expenses:
       Cost of sales               2,198        8,425        1,194       5,207          908      3,134
       Cost of services              --       132,192          --       70,922          --      40,566
   Selling, general and
     administrative
     expenses                      1,232        8,806        1,451       4,439          987      4,638
   Write-down of certain
     unprofitable properties
     (Note 2)                        --           --           --        8,000          --         --
   Facilities relocation and
    corporate restructuring
    (Note 2)                         --           --           161       3,772          --         --
                               --------    ----------    ---------   ---------     --------   --------
                                   3,430      149,423        2,806      92,340        1,895     48,338
                               --------    ----------    ---------   ---------     --------   --------
       Operating profit
        (loss)                       117        5,534         (695)    (10,895)        (250)    (2,830)
                               --------    ----------    ---------   ---------     --------   --------

                           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                     Notes to Condensed Consolidated Financial Statements (Continued)
                                 Nine months ended          March 1, 1993 to        July 23, 1993 to
                                 November 30, 1992            July 22, 1993         November 30, 1993
                                           Services                  Services                 Services
                                 NG&O     and Refrig.      NG&O     and Refrig.       NG&O   and Refrig.
                                                             (In thousands)
   Other income (expense):
    Interest expense                  (7)      (2,783)          (3)     (1,288)          (1)      (613)
    Other, net                        39       (1,502)         108        (502)          47        (79)
                               --------    ----------    ---------   ---------     --------   --------
                                      32       (4,285)         105      (1,790)          46       (692)
                               --------    ----------    ---------   ---------     --------   --------
       Income (loss) before
         income taxes                149        1,249         (590)    (12,685)        (204)    (3,522)
   Benefit from (provision
      for) income taxes              (45)        (415)         258       3,572         (148)       440
                               --------    ----------    ---------   ---------     --------   --------
       Net income
        (loss)                 $     104    $     834    $    (332)  $  (9,113)    $   (352)  $ (3,082)
                               ========    ==========    =========   =========     ========   ========

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

   Net current assets (liabilities) and non-current assets of discontinued operations consist of the following:

                             February 28, 1993           November 30, 1993
                                        Services                    Services
                               NG&O    and Refrig.          NG&O   and Refrig.
   Cash                   $     --     $       --     $      --     $      189
   Receivables                  365         26,313           242         1,596
   Inventories                  160          2,894           159           677
   Deferred income tax
     benefit                    --             --          1,137           930
   Other current assets          40          1,939            51           559
   Current portion of
     long-term debt             --            (349)          --            --
   Current portion of
     capitalized leases due
     to leasing affiliate       (25)       (10,245)          (57)         (448)
   Accounts payable            (287)        (8,693)         (315)       (1,284)
   Due to Triarc                --              -           (242)         (988)
   Accrued salaries and
     wages                      (29)        (2,800)          --            --
   Accrued expenses            (879)        (6,417)       (1,083)       (4,529)
                          ---------    ----------     ----------    ----------
   Net current assets
     (liabilities) of
     discontinued
     operations           $    (655)   $     2,642    $     (108)   $   (3,298)
                          =========    ==========     ==========    ==========

   Properties, net        $   7,404    $    84,476    $    7,289    $   18,034
   Other assets                  29          1,083            55           296
   Long-term debt               --            (172)          --            (17)
   Capitalized leases
     due to leasing
     affiliate                  (21)       (16,799)          (17)         (243)
   Deferred income taxes     (1,303)        (5,162)       (1,847)       (1,810)
   Other liabilities           (304)        (3,047)         (304)       (2,665)
                          ---------    ----------     ----------    ----------
   Net non-current
     assets of
     discontinued
     operations           $   5,805    $    60,379    $    5,176    $   13,595
                          =========    ==========     ==========    ==========

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


4.   Write-off of Investment

     SEPSCO had a $1,500,000 investment in the preferred stock of Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a subsidiary of CFC Holdings, and Graniteville had a $2,500,000 investment in such preferred stock. During its quarter ended September 30, 1993 Chesapeake Insurance increased its reserve for insurance and reinsurance losses by $10,000,000 and as result reduced the stockholders' equity of Chesapeake Insurance to $308,000. In December 1993 Triarc decided to cease writing insurance and reinsurance of any kind through Chesapeake Insurance. As a result Chesapeake Insurance will not have any future operating cash flows and its remaining liabilities, including payment of claims on insurance previously written, will be liquidated with assets on hand. Accordingly, the preferred stock investment is not recoverable and during the three months ended November 30, 1993 SEPSCO and Graniteville wrote off their investment in such stock since the decline in value was deemed to be other than temporary.

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


6.  Investment in Affiliates

     Investments in affiliates consisted of the following:

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
                                                  ===========       =========

     Equity in earnings of affiliates before cumulative effect of changes in accounting principles consisted of the following:
                                     Three months ended     Nine months ended
                                        November 30,          November 30,
                                       1992      1993       1992        1993
                                                  (In thousands)
     Graniteville                $ 3,958   $   673   $ 9,371   $  4,960  (a)
     CFC Holdings                    102      (532)      276      (650)  (a)
                                 -------   -------   -------    -------
                                 $ 4,060   $   141   $ 9,647   $  4,310
                                 =======   =======   =======    =======

     (a) Affected by certain significant charges as set forth in Note 2.

     Graniteville

     Effective March 1, 1992 Graniteville adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") (see Note 7 for further discussion of SFAS 109) and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The cumulative effect of the changes in accounting principles resulted in charges to Graniteville's consolidated statement of income amounting to $12,314,000 for SFAS 109 and $722,000, net of Graniteville's income taxes of $429,000, for SFAS 106. SEPSCO's equity in such cumulative effect, net of SEPSCO income taxes of $434,000 on the ultimate distribution of such earnings to SEPSCO, amounted to a charge of $5,954,000, or $.51 per share and is reported separately in the condensed consolidated statement of operations for the nine months ended November 30, 1992.

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

     Summary consolidated results of operations of Graniteville for the nine months ended November 30, 1992 and 1993 are as follows:

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   Three months ended     Nine months ended
                                      November 30,          November 30,
                                    1992         1993           1992     1993
                                                    (In thousands)
     Operating revenues          $ 131,050   $ 129,634    $ 378,039   $ 399,870
     Operating profit
      (Note 2)                      14,495       8,174       36,028      27,853
     Earnings before
      cumulative effect of
       of changes in
       accounting principles
       (Note 2)                      7,650       1,375       19,125      10,127
     Net income (Note 2)             7,650       1,375        6,089      10,127

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

7.   Income Taxes

     SEPSCO recorded benefits from income taxes of $248,000 and $1,791,000 during the three month and nine-month periods ended November 30, 1993 despite pretax losses of $780,000 and $608,000, respectively, representing effective rates in excess of the 35% Federal statutory rate, principally due to the equity in earnings of affiliates on which no income taxes were provided.

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

     The current and non-current deferred tax assets from continuing operations and current deferred tax asset and non-current deferred tax (liability) from discontinued operations consisted of the following components as of March 1, 1993:
                                                              Current
                                                              -------
                                                     Continuing   Discontinued
                                                     Operations    Operations
                                                          (In thousands)
     Net operating loss, alternative minimum
      tax and depletion carryforwards                 $   1,961     $   5,667
     Allowance for doubtful accounts                        102           353
     Reserve for losses on construction
      contracts                                             --            608
     Ehrman Litigation settlement reserve
      (See Note 9)                                          495           --
     Reserve for employee benefit costs                     207           317
     Other                                                   20           126
                                                      ---------     ---------
                                                      $   2,785     $   7,071
                                                      =========     =========

                                                            Non-Current
                                                           ------------
                                                     Continuing   Discontinued
                                                     Operations    Operations
                                                          (In thousands)
     Accelerated depreciation                         $(1,567)      $(17,071)
     Amortization of original issue discount              1,561           --
     Insurance premiums not yet paid to a
       third party                                          --          1,437
     Reserves for environmental costs                       --          1,115
     Reserve for income tax contingencies                   --          (951)
     Other                                                 (4)            317
                                                      ---------     ---------
                                                      $    (10)     $(15,153)
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

9.   Legal Matters

     In December 1990, a purported shareholder derivative suit (the "Ehrman Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court (the "District Court"). On October 18, 1993, Triarc entered into a settlement agreement (the "Settlement Agreement") with the plaintiff (the "Plaintiff") in the Ehrman Litigation. The Settlement Agreement provides, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of SEPSCO's common stock other than Triarc Companies will receive in exchange for each share of SEPSCO's common stock, 0.8 shares of Triarc's common stock. On November 22, 1993 Triarc and SEPSCO entered into an agreement and plan of merger which provides for the merger (the "Merger") of a subsidiary of Triarc into SEPSCO in the manner described in the Settlement Agreement. Following the Merger, Triarc would own 100% of SEPSCO's common stock. Consummation of the Settlement Agreement and the Merger are conditioned on, among other things, approval by SEPSCO's stockholders other than Triarc Companies. On January 11, 1994 the District Court approved the Settlement Agreement.

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

     In 1987, Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. Graniteville entered into a consent decree providing for the study and investigation of the alleged pollution and its sources. The study report prepared by Graniteville's environmental consulting firm and filed with DHEC in April 1990, recommended that pond sediments be left undisturbed and in place. DHEC responded by requesting that Graniteville submit additional information concerning potential passive and active remedial alternatives, with accompanying supportive information. In May 1991 Graniteville provided this information to DHEC in a report of Graniteville's environmental consulting firm. The 1990 and 1991 reports concluded that pond sediments should be let undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects on human health, to existing recreational uses or to the existing biological communities. Triarc is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given the passage of time since the submission of the two reports by DHEC and the absence of desirable remediation alternatives, other than continuing to leave the Langley Pond sediments in place and undisturbed as described in the reports, SEPSCO believes the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

     As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's refrigeration operations and has filed appropriate notifications with state environmental authorities and has begun a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Based on preliminary information and consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates the cost of such remediation and/or removal will approximate $3,700,000, all of which was provided in prior years. In connection therewith, SEPSCO has incurred actual costs through November 30, 1993 of $1,143,000 and has a remaining accrual of $2,557,000. SEPSCO believes that after such accrual the ultimate outcome of this matter

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

NINE MONTHS ENDED NOVEMBER 30, 1993 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1992

     Net sales increased from $18.9 million in 1992 to $19.8 million in 1993 due to higher volume of liquefied petroleum gas sales due to colder weather in the regions serviced by such business in 1993, offset in part by slightly lower average selling prices reflecting lower product costs.

     Operating profit decreased from $1.7 million in 1992 to $0.4 million in 1993 principally due to a $1.5 million increase in selling, general and administrative expenses. Such increase was principally due to $.08 million of the aggregate $4.7 million of 1993 corporate restructuring charges allocated to the liquefied petroleum gas business and included in selling, general and administrative expenses. The aggregate $4.7 million of corporate restructuring charges consisted of $4.2 million of charges allocated to SEPSCO by Triarc including: (i) estimated allocated costs of $2.8 million to terminate the lease on Triarc's existing corporate facilities; (ii) total allocated costs of $1.4 million relating to the five year Consulting Agreement extending through April 1998 between Triarc and Steven Posner, the former Vice Chairman of Triarc and $0.5 million of estimated costs to be incurred by SEPSCO to relocate SEPSCO's corporate office. All of such charges are related to the change in control of Triarc, SEPSCO's parent, which occurred on April 23, 1993 (the "Change in Control"). The $0.8 million reduction in net sales was substantially offset by the $0.6 million reduction in cost of sales.

     Interest expense decreased from $9.8 million in 1992 to $7.5 million in 1993 due primarily to the lower debt outstanding and, to a much lesser extent, lower interest rates during 1993.

     Equity in earnings of affiliates before cumulative effect of changes in accounting principles decreased from $9.6 million in 1992 to $4.3 million in 1993 due to decreased earnings of Graniteville and, to a lesser extent, CFC Holdings. Such lower earnings are principally attributable to
(i) higher corporate charges from Triarc to Graniteville during the first nine months of the ten months ended December 31, 1993 ("Transition 1993"),
(ii) provisions for insurance losses by CFC Holdings' subsidiary Chesapeake Insurance (see below), (iii) certain significant charges recorded in the first quarter of Transition 1993 relating to costs allocated from Triarc to such affiliates primarily for facilities relocation and corporate restructuring and to compensation paid to a special committee of Triarc's Board of Directors and (iv) the write-off of Graniteville's $2.5 million investment in Chesapeake Insurance (see below).

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

     The decrease in interest income from Triarc of $2.4 million resulted from the lower outstanding balance of the Triarc note receivable as a result of the April 1993 repayment of $28.9 million in connection with the Change in Control.

     Other income, net increased from $0.1 million in 1992 to $0.6 million in 1993. The 1993 amount includes a reversal of a $1.3 million accrual, provided for in the fourth quarter of the year ended February 28, 1993 ("Fiscal 1993"), for the legal counsel and financial advisor fees for the Plaintiff in the Ehrman Litigation. Such fees will now be paid by Triarc instead of SEPSCO, as originally anticipated, in accordance with the Settlement Agreement (see further discussion below) entered into in October 1993. The 1993 amount also includes a net accrual of $1.0 million for SEPSCO's expenses related to the proposed Merger (see further discussion below in Financial Condition and Liquidity).

     SEPSCO recorded a benefit from income taxes of $1.8 million during the 1993 period despite a pretax loss of $0.6 million, representing an effective rate substantially in excess of the 35% statutory rate, principally due to the inclusion in pretax loss of equity in earnings of affiliates of $4.3 million on which no income taxes were provided. SEPSCO recorded a benefit of $0.2 million despite pretax income of $7.2 million during the nine moths ended November 30, 1992 principally due to the inclusion in pretax income of equity in earnings of affiliates of $9.6 million on which income taxes were provided only on the portion remaining after an 80% dividend exclusion.

     Income (loss) from discontinued operations, net of income taxes decreased $24.3 million to a loss of $23.4 million in 1993 from income of $0.9 million in 1992 primarily due to the following reasons:

     In connection with the consummation of the sales of the tree maintenance services operations and the construction related operations and the signing of a letter of intent to sell the ice operations, SEPSCO reevaluated the estimated gain or loss from the sale of its discontinued operations and provided $13.9 million for the estimated loss on the sale of discontinued operations from an estimated break-even position as of August 31, 1993. The revised estimate principally reflects (i) $4.7 million of losses from the sales of operations comprising the utility and municipal services business segment previously estimated to be approximately break-even, (ii) $6.6 million of losses from the sale of operations comprising SEPSCO's refrigeration business segment previously estimated to be a gain of $1.6 million, (iii) $2.5 million of estimated losses from operations from July 22, 1993 to the actual or estimated disposal dates of the

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     discontinued operations and (iv) less previously estimated losses of $1.5 million from the sale of SEPSCO's natural gas and oil business segment which now will be transferred to Triarc. Since such transfer will be among companies in a controlled group it will be accounted for at net book value. The net loss from the sale of the utility and municipal services business segment reflects a reduction of $2.0 million due to a decrease in asset sales of the construction related activities by July 31, 1994 a reduction of $1.8 million in the estimated sales price for the construction related operations from previous estimates and other adjustments in finalizing the loss on the sale of the tree maintenance services operations. The $8.2 million charge relating to the sale of the refrigeration business segment principally results from (i) a $4.0 million reduction in the sales price for the ice operations based on the letter of intent and (ii) a $4.0 million reduction in the estimated sales price of the cold storage operations based on preliminary sales discussions and experience with respect to negotiating the sale of the other operations.

     SEPSCO recorded an $8.0 million write-down relating to the impairment of certain unprofitable properties in the first quarter of Transition 1993.

     Operating profits of certain business segments through July 22, 1993, exclusive of the above charges, also declined. The tree maintenance activities experienced a decline in earnings due to higher insurance costs, losses on certain contracts and start-up costs on new crews. The flooding conditions experienced during the second quarter of Transition 1993 prevented the generation of revenues by crews added in anticipation of increased workload, whereas Fiscal 1993 was favorably affected by the additional work in connection with Hurricane Andrew. The construction related activities experienced a decline due to a lower number of contracts in progress and losses experienced on existing contracts. Refrigeration operations had lower margins due to lower revenues from cold storage due to lower occupancy rates and lower margins in the ice operations due to competitive conditions.

     The corporate restructuring charges described above included $3.9 million of charges included in the 1993 loss from discontinued operations.

     Effective March 1, 1993 SEPSCO changed its method of accounting for income taxes when it adopted the provisions of SFAS No. 109 ("SFAS 109") "Accounting for Income Taxes." The cumulative effect on prior years of the change in accounting principles decreased the net loss for the nine months ended November 30, 1993 by $7.6 million or $.65 per share. Effective January 1, 1993, CFC Holdings adopted SFAS 109 and SFAS No. 106 ("SFAS 106") "Employers' Accounting for Postretirement Benefits Other Than Pensions." SEPSCO's equity in the cumulative effect of changes in accounting principles amounts to a charge of $0.1 million or $.01 per

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


share. Effective March 1, 1992 Graniteville adopted SFAS 109 and SFAS 106. The changes in accounting principles resulted in charges in the nine months ended November 30, 1992 amounting to $6.0 million, (net of taxes of $0.4 million), or $.51 per share.

THREE MONTHS ENDED NOVEMBER 30, 1993 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1992

     Net sales were relatively unchanged in 1993 compared with 1992 since volume and average selling prices in the third quarter of 1993 were at the same levels of the 1992 period.

     Operating profit decreased from income of $0.5 million in 1992 to a loss of $0.2 million in 1993 principally due to a $1.0 million increase in selling general and administrative expenses. Such increase was principally due to $0.7 million relating to the termination of certain SEPSCO officers and employees recorded in the third quarter of Transition 1993. The increase in selling general and administrative expense was partially offset by a reduction of $0.3 million in cost of sales reflecting lower product costs which were not passed on in lower sales prices.

     Interest expense decreased from $3.2 million in 1992 to $2.3 million in 1993 due primarily to the lower debt outstanding and, to a much lesser extent, lower interest rates during 1993.

     Equity in earnings of affiliates before cumulative effect of changes in accounting principles decreased from $4.1 million in 1992 to $0.1 million in 1993 due principally to decreased earnings of Graniteville. Such lower Graniteville earnings are principally attributable to the write off of Graniteville's $2.5 million investment in Chesapeake Insurance (see below) and overall weaker third quarter Transition 1993 earnings.

     SEPSCO also wrote off its $1.5 million investment in Chesapeake Insurance since such investment is no longer deemed recoverable as a result of Chesapeake Insurance reducing its stockholders' equity to $0.3 million following additional provisions for issuance losses of $10.0 million during its quarter ended September 30, 1993 and the decision by Triarc in December 1993 to cease writing new insurance or reinsurance of any kind through Chesapeake Insurance.

     The decrease in interest income from Triarc of $1.0 million resulted from the lower outstanding balance of the Triarc note receivable as a result of the April 1993 repayment of $28.9 million in connection with the Change in Control.

     Other income net increased $2.6 million in 1993. The 1993 amount includes a reversal of a $1.9 million accrual of which $1.3 million was provided for in the fourth quarter of the year ended February 28, 1993 ("Fiscal 1993") and $0.6 million in the second quarter of Transition 1993, for the legal counsel and financial advisor fees for the Plaintiff in the

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Ehrman Litigation. Such fees will now be paid by Triarc instead of SEPSCO, as originally anticipated, in accordance with the Settlement Agreement (see further discussion below in Financial Condition and Liquidity) entered into October 1993.

     SEPSCO recorded a benefit from income taxes of $0.2 million during the 1993 period on a pretax loss of $0.8 million, representing an effective rate substantially in excess of the 35% statutory rate, principally due to the inclusion in pretax earnings of equity in earnings of affiliates, on which no income taxes were provided. SEPSCO recorded a benefit of less that $0.1 million despite pretax income of $3.2 million during the three months ended November 30, 1992 principally due to the inclusion in pretax income of equity in earnings of affiliates of $4.1 million on which income taxes were provided only on the portion remaining after an 80% dividend exclusion.

     Income (loss) from discontinued operations, net of income taxes decreased $14.2 million to a loss of $13.9 million in Transition 1993 from income of $0.4 million in 1992. The loss in Transition 1993 resulted from the previously discussed charge for the estimated loss on the sale of the discontinued operations

FINANCIAL CONDITION AND LIQUIDITY

     At February 28, 1993 and November 30, 1993 cash and equivalents, excluding restricted cash, amounted to $0.2 million and $35.8 million, respectively. The $35.6 million increase in cash is principally a result of the remaining excess proceeds from the sale of the tree maintenance services operations (see subsequent discussion). Total debt, including the debt of the discontinued operations, amounted to $110.2 million and $60.8 million at February 28, 1993 and November 30, 1993, respectively.

     As previously reported, a change in control of Triarc occurred on April 23, 1993 (the "Closing Date"), which as a result of Triarc's ownership of SEPSCO's voting securities constituted a change in control of SEPSCO. In connection therewith SEPSCO received from Triarc $27.1 million in cash and $3.5 million in the form of an offset of amounts due to Triarc as of April 23, 1993 in connection with the providing by Triarc of certain management services to SEPSCO. The aggregate $30.6 million of payments by Triarc included full payment of $6.8 million (including $0.3 million of accrued interest) on an unsecured promissory note issued to SEPSCO by Triarc in connection with the 1988 sale of an investment and partial payment of $23.8 million (including $1.4 million of accrued interest) on a $49.0 million promissory note due to SEPSCO resulting from the 1986 sale of approximately 51% of Graniteville's common stock to Triarc, as described below. SEPSCO used the $27.1 million of cash proceeds to pay $12.7 million due under its accounts receivable financing arrangement which was then terminated and to pay $14.4 million (including $0.4 million of accrued interest) owed to Chesapeake Insurance.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     SEPSCO holds a promissory note (the "Note") from Triarc in the original face amount of approximately $49.0 million, bearing interest at the annual rate of 13% payable semi-annually. As described above, on the Closing Date, SEPSCO received partial payment of the Note of approximately $23.8 million (including $1.4 million of accrued interest) from Triarc.
The Note, after giving effect to such prepayment, is due in August 1998 and resulted from the 1986 sale of approximately 51% of the outstanding common shares of Graniteville to Triarc and is secured by such shares. The Note is subordinated to senior indebtedness of Triarc to the extent, if any, that the payment of principal and interest thereon is not satisfied out of proceeds of the pledged Graniteville shares.

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

     SEPSCO is required to pay interest on the 11 7/8% Debentures semi-annually on February 1 and August 1 of each year including interest payments due February 1, 1994 and August 1, 1994 aggregating $6.9 million. SEPSCO is also required to retire annually through the operation of a mandatory sinking fund $9.0 million principal amount of the 11 7/8% Debentures on February 1 of each year. The Indenture provides that, in lieu of making such payment in cash, SEPSCO may credit against the mandatory sinking fund requirement the principal amount of 11 7/8% Debentures acquired by SEPSCO other than through the sinking fund. On February 1, 1993, SEPSCO satisfied such sinking fund requirement by payment of $8.7 million in cash and the delivery of $0.3 million principal amount of the 11 7/8% Debentures. SEPSCO obtained substantially all of the funds to satisfy such sinking fund requirement by borrowings from Chesapeake Insurance as a result of increasing its loans from Chesapeake Insurance by $8.4 million to $14.0 million. As described elsewhere herein, such loans were repaid in full on the Closing Date. SEPSCO presently expects that based on the current market price for such 11 7/8% Debentures it would satisfy such mandatory sinking fund requirement due February 1, 1994 through cash received from the sale of the tree maintenance services operations rather than through the delivery of 11 7/8% Debentures.

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

     On October 18, 1993, Triarc entered into a Settlement Agreement. The Settlement Agreement provides, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of SEPSCO's common stock other than Triarc Companies will receive in exchange for each share of SEPSCO's common stock,
0.8 shares of Triarc's common stock. On November 22, 1993 Triarc and SEPSCO entered into an agreement and plan of merger which provides for the Merger of a subsidiary of Triarc into SEPSCO in the manner described in the Settlement Agreement. Following the Merger, Triarc Companies would own 100% of SEPSCO's common stock. Consummation of the Settlement Agreement and the Merger are conditioned on, among other things, approval of the Merger by SEPSCO's stockholders other than Triarc Companies. On January 11, 1994 the District Court approved the Settlement Agreement.

     On July 22, 1993, SEPSCO's Board of Directors authorized the sale or liquidation of its utility and municipal services, refrigeration, and natural gas and oil businesses. On December 9, 1993 SEPSCO's Board of Directors decided the natural gas and oil business will be transferred to Triarc rather than SEPSCO selling it to an independent third party. Such transfer will be in the form of a sale of the stock of the entities comprising the natural gas and oil business for cash of $8.5 million which is equal to their fair value and approximately $4.5 million higher than their net book value. It is intended for this sale to occur following the Merger and the resulting elimination of the minority interest in SEPSCO. However, should the Merger not be approved by the SEPSCO stockholders the sale of the stock of the natural gas and oil entities for cash to Triarc will be completed prior to July 22, 1994.

     On October 15, 1993 SEPSCO sold the assets of its tree maintenance services operations previously included in its utility and municipal services business segment for $69.6 million in cash plus the assumption by the purchaser of $5.0 million in current liabilities resulting in a loss of $4.8 million. The $35.5 million cash balance as of November 30, 1993 is principally a result of such cash proceeds, less the repayment of $24.1 million of capitalized lease obligations relating to the tree maintenance services operations, repayment of $1.1 million of amounts due to Triarc, payment of the $2.0 million to the purchasers of the construction related operations (see below) and general operating requirements since October 15, 1993. On October 7, 1993 SEPSCO sold the stock of its two construction related operations previously included in its utility and municipal services business segment for a nominal amount subject to adjustments described below. As the related assets are sold or liquidated the purchasers have agreed to pay, as deferred purchase price, 75% of the net

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


proceeds received therefrom (cash of $1.5 million had been received as of November 30, 1993) plus, in the case of the larger of the two entities, an amount equal to 1.25 times the adjusted book value of such entity as of October 5, 1995 (the "Book Value Adjustment"). As of October 7, 1993, the adjusted book value of the assets of that entity aggregated approximately $1.6 million. In addition, SEPSCO paid $2.0 million in October and November 1993 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations. As of November 30, 1993 SEPSCO estimated the sales of the construction related operations would result in a gain of $2.0 million excluding any consideration of the potential Book Value Adjustment. In January 1994, however, SEPSCO learned that the buyer of such businesses had successfully negotiated extensions of certain major contracts with respect to the larger of such businesses and as a result no longer intends to immediately dispose of the major portion of the assets. Should the buyer hold such assets through October 5, 1995, the purchase price would effectively be realized through the Book Value Adjustment. Based on such revised estimates of asset sales, SEPSCO would approximately break-even excluding any consideration of the potential Book Value Adjustment, given its uncertainty.

     On November 12, 1993 SEPSCO signed a letter of intent to sell substantially all of the operating assets of the ice operations of its refrigeration business segment for $5.0 million in cash, a $4.0 million note (discounted value $3.1 million) and the assumption by the buyer of certain current liabilities which as of November 30, 1993 would approximate $1.0 million. The note, which bears no interest during the first year and 5% thereafter, would be payable in installments of $120.0 thousand at the end of each of the four years following the closing date with the balance of approximately $3.5 million due at the end of the fifth year following the closing date. The precise timetable for the sale and liquidation of the remaining discontinued operation, the cold storage operations of the refrigeration business segment, will depend upon SEPSCO's ability to identify appropriate potential purchasers and to negotiate acceptable terms for the sale of such operations. SEPSCO currently anticipates completion of such sales by July 31, 1994.

     On July 22, 1993 SEPSCO's Board of Directors also authorized the sale or liquidation of the liquefied petroleum gas business. SEPSCO previously reported the liquefied petroleum gas business as a discontinued operation since it is to be transferred to a subsidiary of Triarc and the transfer would be accounted for at net book value. The precise method of such transfer has not been determined and the transfer will not occur until after the Merger. Based on these facts, SEPSCO has reevaluated the accounting for the liquefied petroleum gas business and retroactively accounted for the liquefied petroleum gas business as a continuing operation.

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

     SEPSCO had cash used in operations of $2.0 million during the nine-month period ended November 30, 1993. SEPSCO anticipates its cash requirements for the last month of Transition 1993, exclusive of operating activities, to be insignificant. Such cash requirements for the calendar year 1994 will include $3.9 million of capital expenditures, of which SEPSCO intends to seek financing from banks and other sources for $3.2 million, as well as $9.0 million of sinking fund payments on the 11 7/8% Debentures. SEPSCO expects to meet all of its cash requirements during the last month of Transition 1993 and the calendar year 1994 with the aforementioned financing for capital expenditures and its existing cash balances principally derived from the sale of the tree maintenance services operations.

     In 1987 Graniteville was notified by the South Carolina DHEC that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. Graniteville entered into a consent decree providing for the study and investigation of the alleged pollution and its sources. The study report prepared by Graniteville's environmental consulting firm and filed with DHEC in April 1990, recommended that pond sediments be left undisturbed and in place. DHEC responded by requesting that Graniteville submit additional information concerning potential passive and active remedial alternatives, with accompanying supportive information. In May 1991 Graniteville provided this information to DHEC in a report of Graniteville's environmental consulting firm. The 1990 and 1991 reports concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternative either provided no significant additional benefits or themselves involved adverse effects on human health, to existing recreational uses or to the existing biological communities. Triarc is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given the passage of time since the submission of the two reports by DHEC and the absence of desirable remediation alternatives, other than continuing to leave the Langley Pond sediments in place and undisturbed as described in the reports, SEPSCO believes the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's refrigeration operations and has filed appropriate notifications with state environmental authorities and has begun a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Based on preliminary information and consultations with, and certain reports of, environmental consultants and other, SEPSCO presently estimates the cost of such remediation and/or removal will approximate $3.7 million, all of which was provided in prior years. In connection therewith, SEPSCO has incurred actual costs through November 30, 1993 of $1.1 million and has a remaining accrual of $2.6 million. SEPSCO believes that after such accrual the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

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

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SOUTHEASTERN PUBLIC SERVICE COMPANY



Date:  March 10, 1994               BY:  /S/  JOSEPH A. LEVATO
                                         ---------------------
                                         Joseph A. Levato
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /S/  FRED H. SCHAEFER
                                         ---------------------
                                         Fred H. Schaefer
                                         Vice President and
                                         Chief Accounting Officer