Form 10-K
period 1993-12-31
SOUTHEASTERN PUBLIC SERVICE CO
filed 1994-04-15
CIK 92050

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended

                                     OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from March 1, 1993 to December 31, 1993

Commission file number 1-4351

                     SOUTHEASTERN PUBLIC SERVICE COMPANY
           (Exact name of registrant as specified in its charter)

           Delaware                                          13-5534018
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

777 South Flagler Drive, Suite 1000E,
         West Palm Beach, Florida                               33401
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:  (407) 653-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of exchange on
   Title of each class                                 which registered
                                                     Pacific Stock Exchange
 Common Stock, $1.00 Par Value

 11 7/8% Senior Subordinated Debentures              Pacific Stock Exchange
 due February 1, 1998

Securities registered pursuant to Section 12(g) of the Act:

                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 15, 1994, all of the voting common stock ($1.00 par value) of the registrant is held by the registrant's parent, Triarc Companies, Inc., formerly known as DWG Corporation.

Part III of this Form 10-K incorporates by reference the registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A on March 11, 1994.
PAGE

                            PART I


Item 1.    Business.

Introduction

   Southeastern Public Service Company ("SEPSCO"), directly and through its subsidiaries, is currently engaged in three primary businesses: refrigeration, liquefied petroleum gas and natural gas and oil. In addition, SEPSCO also currently holds minority interests in several subsidiaries of Triarc Companies, Inc. ("Triarc"), a public corporation formerly known as DWG Corporation which, as a result of a recent merger, owns 100% of SEPSCO's voting securities. See "Item 1. Business -- Introduction -- Other Investments" and "Item 1. Business -- Introduction -- Recent Merger" below.

   As a result of a merger with a wholly-owned subsidiary of Triarc (the "Merger") which was consummated on April 14, 1994, (i) all of SEPSCO's voting securities are owned by Triarc and (ii) in the near future, SEPSCO's common stock will be delisted from the Pacific Stock Exchange, the principal market for such stock ("PSE"), and the registration of such stock under the Securities Exchange Act of 1934, as amended (the "1934 Act"), will be terminated. Triarc's Class A Common Stock (the only class of Triarc's voting securities) is traded on the New York Stock Exchange and the PSE. On April 23, 1993, approximately 28.6% of Triarc's then outstanding Class A Common Stock was acquired by DWG Acquisition Group, L.P. ("DWG Acquisition"), a Delaware limited partnership the sole general partners of which are Nelson Peltz and Peter W. May. See "Item 1. Business -- Introduction -- New Ownership and Executive Management" below.

   SEPSCO was incorporated in Delaware in 1947. SEPSCO's principal executive offices are located at 777 South Flagler Drive, Suite 1000E, West Palm Beach, Florida 33401, and its telephone number is (407) 653-4000. Reference herein to the Company includes collectively SEPSCO and its subsidiaries unless the context indicates otherwise.

   Other Investments

   In addition to its three primary businesses, SEPSCO also holds minority interests in several Triarc subsidiaries, including a 49% interest in Graniteville Company ("Graniteville"), which manufacturers, dyes and finishes cotton, synthetic and blended apparel fabrics, and a 5.4% interest in CFC Holdings Corp. ("CFC Holdings"), the indirect parent of Royal Crown Company, Inc. (the name of which was formerly Royal Crown Cola Co. and which produces and sells soft drink concentrates used in the production and distribution of soft drinks under such brand names as RC COLA and DIET RITE
COLA) and Arby's, Inc. (the world's largest franchise restaurant system specializing in roast beef sandwiches). In July 1993, the Board of Directors of SEPSCO adopted a resolution (the "July Resolution") calling for the sale or discontinuance of substantially all of its operating businesses and assets, other than its minority equity interests in other Triarc subsidiaries. The actions contemplated by the July Resolution are referred to herein as the "Discontinued Operations Plan." See "Item 1. -- Business -
- - Discontinued Operations."

   Discontinued Operations

   In October 1993, pursuant to the Discontinued Operations Plan, SEPSCO completed three transactions in which it disposed of businesses which provided a variety of services to electrical and telephone utilities and municipalities, which businesses formerly constituted SEPSCO's utilities and municipal services business segment. In April 1994, SEPSCO sold to Southwestern Ice, Inc. ("Southwestern") substantially all of the operating assets of the ice manufacturing and distribution portion of SEPSCO's refrigeration services and products business segment (the "Ice Business") for $5.0 million in cash and approximately $4.3 million principal amount of subordinated secured notes due on the fifth anniversary of the sale (the "Ice Sale") and the assumption by Southwestern of certain current liabilities and of certain environmental liabilities. For additional information regarding actions taken pursuant to the July Resolution, see "Item 1. Business -- Recent Transactions."

   In addition, in connection with the Discontinued Operations Plan, it is expected that in the near future SEPSCO will (a) sell to Triarc the stock of SEPSCO's subsidiaries that hold SEPSCO's natural gas and oil working and royalty interests for a net cash purchase price of $8.5 million and (b) transfer the liquefied petroleum gas business currently conducted by Public Gas Company, a 99.7% owned subsidiary of SEPSCO ("Public Gas"), to National Propane Corporation, a wholly-owned subsidiary of Triarc ("National Propane"). Once the sale and the transfer described in the immediately preceding sentence are completed, the only SEPSCO business remaining to be sold to an independent third party pursuant to the Discontinued Operations Plan will be the nationwide cold storage and warehouse facilities portion of SEPSCO's refrigeration products and services business segment (the "Cold Storage Business"). No agreements have been entered into as of the date hereof with respect to the Cold Storage Business, and the precise timetable for the disposition of such business will depend upon SEPSCO's ability to identify an appropriate purchaser and to negotiate acceptable terms of sale. Although SEPSCO currently anticipates completing the sale of that business by July 31, 1994, there can be no assurance that SEPSCO will be successful in this regard. Some or all of the net proceeds from the sale by SEPSCO of any such business or assets may be used to repurchase, redeem or prepay SEPSCO's outstanding indebtedness, including the indebtedness evidenced by SEPSCO's 11-7/8% Senior Subordinated Debentures due February 1, 1998 (the "Debentures").

   Recent Merger

   On April 14, 1994, a wholly-owned subsidiary of Triarc was merged into SEPSCO and, as a result, SEPSCO became a wholly-owned subsidiary of Triarc. In the Merger, holders of outstanding shares of SEPSCO common stock, other than Triarc and its subsidiaries, received 0.8 of a share of Triarc's Class A Common Stock for each of their shares of SEPSCO common stock. The Merger was structured to satisfy Triarc's obligations under the terms of a Stipulation of Settlement (the "Settlement Agreement") relating to the settlement of a purported derivative action (the "Action") brought by William A. Ehrman, a SEPSCO stockholder, on behalf of SEPSCO against Triarc, certain of its affiliates and certain individuals. For more information regarding the Action and the Settlement Agreement, see SEPSCO's Definitive Proxy filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 11, 1994 (the "SEPSCO Proxy").

   New Ownership and Executive Management

   On April 23, 1993, DWG Acquisition acquired shares of Triarc Class A Common Stock from Victor Posner ("Posner") and certain entities controlled by him (together with Posner, the "Posner Entities"), representing approximately 28.6% of Triarc's then outstanding common stock. As a result of such acquisition and a series of related transactions which were also consummated on April 23, 1993 (collectively, the "Equity Transactions"), the Posner Entities no longer hold any shares of voting stock of Triarc or any of its subsidiaries. Concurrently with the consummation of the Equity Transactions, Triarc refinanced a significant portion of its high cost debt in order to reduce interest costs and to provide additional funds for working capital and liquidity purposes (the "Refinancing"). Following the consummation of the Equity Transactions and the Refinancing, the Board of Directors of each of Triarc and SEPSCO installed a new corporate management team, headed by Nelson Peltz and Peter W. May, who were elected Chairman and Chief Executive Officer and President and Chief Operating Officer of each of Triarc and SEPSCO, respectively. In addition, Leon Kalvaria was elected Vice Chairman of each of Triarc and SEPSCO. The Triarc Board of Directors also approved a plan to decentralize and restructure Triarc's management (the "Restructuring"). The Equity Transactions, the Refinancing and the Restructuring are collectively referred to herein as the "Reorganization".

   Change in Fiscal Year

   On October 27, 1993, Triarc announced that it was changing its fiscal year end from April 30 of each year to December 31 of each year effective with the transition period ended December 31, 1993, and that each of its subsidiaries that did not currently have a December 31 fiscal year end (including SEPSCO) would also change its fiscal year end to December 31 effective for the transition period ended December 31, 1993. Accordingly, this Form 10-K report relates to the ten month transition period from March 1, 1993 through December 31, 1993 ("Transition 1993"). References in this Form 10-K to a year preceded by the word "Fiscal" refer to the twelve months ended February 28 or 29 of such year.

Business Overview

   As a result of the actions taken by the Board of Directors of SEPSCO in October 1993 pursuant to the Discontinued Operations Plan (see "Item 1. Business -- Introduction -- Discontinued Operations"), all of the businesses historically engaged in by SEPSCO other than the liquefied petroleum gas business have been reclassified as discontinued operations, and SEPSCO's consolidated financial statements have been restated to reflect such reclassification. See Note [3] to the Consolidated Financial Statements (the "Consolidated Financial Statements") of Southeastern Public Service Company and Subsidiaries included in "Item 8. Financial Statements and Supplementary Data" below.

   Set forth below is a brief description of the businesses which SEPSCO continues to operate pending the transfer, sale or discontinuance thereof, as well as a brief description of SEPSCO's other investments.

                           Refrigeration Services

   SEPSCO's refrigeration business provides cold storage warehousing facilities. The principal customers of the warehousing activities are food distributors and supermarket chains. SEPSCO's refrigeration services are provided to domestic customers on a national basis. SEPSCO also enters into processing and storage agreements with certain customers.

   The availability of raw materials is not material to the operation of this business segment. SEPSCO's refrigeration business is seasonal. Operating revenues are lower during cold weather when demand declines for cold storage.

   The services provided by this business segment are marketed nationally in competition with three large national companies as well as many local concerns. No competitor is dominant in the industry, although several larger firms have greater resources than SEPSCO. The principal competitive factors in the refrigeration business are price and service.

   As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's refrigeration operations and has filed appropriate notifications with state environmental authorities and has begun a study of remediation at such sites. SEPSCO removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Remediation has recently been completed or is on-going at two sites in Miami, Florida, one site in Marathon, Florida, one site in Willard, Ohio, and one site in Provo, Utah. In addition, remediation will be required at thirteen sites at various locations which were sold or leased to Southwestern as part of the Ice Sale, and such remediation will be made in conjunction with Southwestern. See "Item 1. Business -- Recent Transactions." Based on preliminary information and consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates SEPSCO's cost of all such remediation and/or removal will approximate $3.7 million, in respect of which charges of $1.3 million, $0.2 million and $2.2 million were made against earnings in SEPSCO's Fiscal 1991, 1992 and 1993, respectively. In connection therewith, through December 31, 1993, SEPSCO had incurred actual costs of $1.2 million and had a remaining accrual of approximately $2.5 million. In addition to the environmental costs borne by SEPSCO, in connection with the Ice Sale, Southwestern assumed liability for up to $1.0 million of remediation expenses relating to the Ice Business assets that were sold, with SEPSCO remaining liable for remediation expenses not so assumed. See "Item 1. Business -- Recent Transactions." SEPSCO believes that after such accrual and assumption of liability, the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                      Liquefied Petroleum Gas Business

   SEPSCO, through Public Gas, distributes and sells liquefied petroleum gas ("LP gas") and related appliances and equipment throughout the state of Florida, for residential, agricultural, commercial and industrial uses, including, space heating, water heating, cooking and engine fuel. Following the Reorganization, management of SEPSCO's LP gas business was transferred to Triarc's National Propane subsidiary. In connection with the Discontinued Operations Plan, it is expected that in the near future, SEPSCO will transfer Public Gas' business to National Propane. The precise method by which such business will be transferred, however, has not yet been determined. Triarc has informed SEPSCO that prior to or in connection with transferring such business, it intends to cause Public Gas, which is currently 99.7% owned by SEPSCO, to become a wholly-owned subsidiary of SEPSCO. For a more complete description of SEPSCO's LP gas business, see "Business of Triarc Companies -- Business Segments -- Liquefied Petroleum Gas (National Propane and Public Gas)" in SEPSCO's Proxy.

                        Natural Gas and Oil Interests
   SEPSCO has working and royalty interests in natural gas and oil producing properties located almost entirely in the states of Alabama, Kansas, Kentucky, Louisiana, Mississippi, North Dakota, West Virginia and Texas.

   SEPSCO produces most of the natural gas and all of the oil that it sells. Natural gas produced by SEPSCO is sold to major marketers and pipeline systems, under short and long-term contracts. Oil production is sold to crude oil refiners. The business is not dependent upon a single customer. SEPSCO has a very minor position in the natural gas and oil industry and competes with many larger independent natural gas and oil producers as well as with the major oil companies. This industry is not subject to seasonal factors.

   In the near future, SEPSCO expects to sell to Triarc the stock of SEPSCO's subsidiaries that hold SEPSCO's natural gas and oil working and royalty interests for a purchase price of $8.5 million. The sale will be consummated on or before July 22, 1994.

Other Investments

Graniteville

   SEPSCO owns 49% of the outstanding common stock of Graniteville, the remaining 51% of which is held by a wholly-owned subsidiary of Triarc. SEPSCO accounts for its investment in Graniteville on the equity method. Graniteville manufactures, dyes, and finishes cotton, synthetic and blended (cotton and polyester) apparel fabrics. Graniteville produces fabrics for utility wear including uniforms and other occupational apparel, piece-dyed fabrics for sportswear, casual wear and outerwear, indigo-dyed fabrics for jeans, sportswear and outerwear and specialty fabrics for recreational, industrial and military end-uses. Through its wholly-owned subsidiary, C.H. Patrick & Co., Inc., Graniteville also produces and markets dyes and specialty chemicals primarily to the textile industry. For additional information regarding the business of Graniteville, see "Business of Triarc Companies -- Business Segments -- Textiles (Graniteville)" in SEPSCO's Proxy. As a result of the discontinuance of substantially all of SEPSCO's other businesses, SEPSCO's investment in Graniteville will constitute its largest asset. Because of Graniteville's significance to SEPSCO, financial statements of Graniteville are included in this Form 10-K. See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" below.

CFC Holdings

   SEPSCO also has an investment in CFC Holdings. SEPSCO owns approximately 5.4% of the outstanding common stock of CFC Holdings, the remaining 94.6% of which is owned by Triarc. SEPSCO accounts for its investment in CFC Holdings on the equity method. CFC Holdings owns 100% of the outstanding common stock of RC/Arby's Corporation, formerly known as Royal Crown Corporation, whose principal subsidiaries are Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. ("Arby's"). Royal Crown produces and sells soft drink concentrates used in the production and distribution of soft drinks by independent bottlers under the brand names RC COLA, DIET RC COLA, DIET RITE COLA, DIET RITE flavors, NEHI, UPPER 10 and KICK. RC COLA is the third largest national brand cola and is the only national brand cola alternative available to non-Coca-Cola and non-Pepsi-Cola bottlers. Royal Crown is also the exclusive supplier of proprietary cola concentrate to Cott Corporation, which sells private label soft drinks to major retailers such as Wal-Mart, A&P and Safeway. Arby's is the world's largest franchise restaurant system specializing in roast beef sandwiches with an estimated market share in 1993 of 65.1% of the roast beef sandwich segment of the quick-service restaurant category. In addition, SEPSCO believes that Arby's is the 14th largest restaurant chain in the United States, based on domestic system-wide sales. Worldwide sales for the Arby's system were approximately $1.6 billion in 1993. Arby's acts both as a franchisor and as an owner and operator in a system that included 2,682 restaurants as of December 31, 1993, of which 259 were company-owned. For a more detailed description of the business of Royal Crown and Arby's, see, respectively, "Business of Triarc Companies -- Business Segments -- Soft Drinks (RC Cola)" and "Business of Triarc Companies -- Business Segments -- Fast Food (Arby's)" in SEPSCO's Proxy.

   In addition, CFC Holdings also owns all of the outstanding common stock of Chesapeake Insurance Company Limited ("Chesapeake Insurance"), which historically provided certain property insurance coverage for Triarc, its subsidiaries (including SEPSCO) and certain of Triarc's former affiliates and reinsured a portion of certain insurance coverage which Triarc, its subsidiaries (including SEPSCO) and such former affiliates maintained with unaffiliated insurance companies. Chesapeake Insurance ceased writing insurance or reinsurance of any kind for periods commencing on or after October 1, 1993. SEPSCO also owns 15,000 shares of convertible redeemable preferred stock of Chesapeake Insurance which it purchased in 1992 for $1.5 million. Because the loss reserves of Chesapeake Insurance for insurance already written are approximately equal to its assets, Chesapeake Insurance's equity has been permanently impaired, and no dividends or liquidating distributions are expected to be made to Chesapeake Insurance's equity holders. Both SEPSCO and CFC Holdings have, therefore, reduced the value of the assets represented by their respective equity interests in Chesapeake Insurance to zero. For further information regarding Chesapeake Insurance, see "Business of Triarc Companies -- Discontinued and Other Operations" in SEPSCO's Proxy.

Recent Transactions

   In October 1993, SEPSCO sold the businesses that formerly constituted its utilities and municipal services segment in three separate transactions.
The first two of these transactions involved the sale by SEPSCO to Perkerson, Patton Management Corp. ("PPM Corp.") of the stock of each of Wright & Lopez, Inc. ("Wright & Lopez"), through which SEPSCO conducted its underground cable and conduit business, and Pressure Concrete Construction Co., through which SEPSCO conducted its concrete refurbishment business. These corporations were sold to PPM Corp. for a nominal amount subject to the adjustments described below. PPM Corp. has agreed to pay, as deferred purchase price, 75% of the net proceeds received from the sale or liquidation of these corporations' assets (cash of approximately $1.8 million had been received as of December 31, 1993) plus, in the case of Wright & Lopez, an amount equal to 1.25 times its adjusted book value as of the second anniversary of such sale. At the time Wright & Lopez was sold to PPM Corp., its adjusted book value was approximately $1.6 million. In addition, SEPSCO paid an aggregate of $2.0 million during October and November 1993 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations. SEPSCO currently expects to break even on such sales, excluding any consideration of the potential book value adjustment. The other transaction involved the sale of substantially all of the assets of SEPSCO's tree maintenance subsidiaries to Asplundh Tree Expert Co. ("Asplundh") for a purchase price of approximately $69.6 million in cash and the assumption by Asplundh of certain liabilities aggregating $5.0 million resulting in a loss of approximately $4.8 million. The terms of each of these transactions was the result of arms'-length negotiations between SEPSCO and PPM Corp. and Asplundh, as the case may be. Neither PPM Corp. nor Asplundh is an affiliate of SEPSCO.

   In April 1994, SEPSCO sold to Southwestern substantially all of the operating assets of SEPSCO's Ice Business for $5.0 million in cash and approximately $4.3 million principal amount of subordinated secured notes due on the fifth anniversary of the Ice Sale and the assumption by Southwestern of certain current liabilities and certain environmental liabilities. SEPSCO, however, retained certain real estate assets associated with the Ice Business. An environmental remediation plan (the "Remediation Plan") was prepared in connection with the Ice Sale. The Remediation Plan indicated that remediation will be required at thirteen sites which were sold or leased to Southwestern as part of the Ice Sale, and such remediation will be made in conjunction with Southwestern, which is responsible for payment of the first and third $500,000 of expenses incurred in connection with the Remediation Plan, while SEPSCO remains liable for the second $500,000 of expenses and any expenses in excess of $1.5 million.

Environmental Matters

   Although SEPSCO has not performed any environmental audits on any of the operations which it continues to own, other than with respect to the properties sold or leased in connection with the Ice Sale and certain inactive properties set forth below, SEPSCO currently does not anticipate that present environmental regulations will materially affect the capital expenditures, earnings or competitive position of any segment of SEPSCO's businesses, except for expenditures for environmental remediation required to be made in the remainder of its current fiscal year and thereafter in connection with its refrigeration business. See "Item 1. Business -- Business Overview -- Refrigeration Services" above.


Working Capital

   SEPSCO's working capital requirements have generally been fulfilled from cash flow from operations, although from January 1991 through April 1993 SEPSCO had a credit facility with a commercial lender, secured by substantially all of the accounts receivable of the tree maintenance activities and the construction-related activities of the utility and municipal services segment and certain other receivables. In connection with the Reorganization, Triarc made certain payments on account of indebtedness owed by it to SEPSCO, and SEPSCO used a portion of the proceeds thereof to pay in full all amounts due under such credit facility, at which time such facility was terminated.

Intellectual Property; Research and Development; Backlog

   Patents, trademarks, licenses, franchises and concessions are not material to any segment of SEPSCO's business. During Fiscal 1992, Fiscal 1993 and Transition 1993, SEPSCO had no material expenditures for research and development activities. The existence of a forward order backlog is not material to any segment of SEPSCO's businesses.

Employees

   As of December 31, 1993, SEPSCO employed 624 employees, including approximately 169 salaried employees. Approximately 187 of such employees were covered by 13 collective bargaining agreements expiring from time to time through 1996. SEPSCO believes that relationships with employees are satisfactory.

Item 2.     Properties.

   Certain information about the materially important physical properties of SEPSCO's operations as of December 31, 1993 is set forth in the following table:
                                                                Sq. Ft. of
Business                Facilities-Location        Land Title   Floor Space

  Refrigeration         Cold storage:
                          Topeka, KS                1 owned        266,000
                          Bonner Springs, KS        1 owned        919,000
                          Denver, CO                1 owned        202,000
                          San Martin, CA            1 owned        131,000
                          Santa Maria, CA           1 owned        318,000
                          Portland, OR              1 owned        200,000
                          American Falls, ID        1 owned        169,000
                          Other locations           3 owned        166,000
                            throughout the
                            United States

  Liquefied Petroleum
   Gas                  27 Bulk Plants             18 owned              *
                          (including retail        9 leased
                            depots)

  Natural Gas           Office/warehouse           2 leased          8,000
  and Oil                 various locations         4 owned          6,000
                            throughout the         6 leased         10,000
                            United States

Other Facilities
(inactive)

  Refrigeration         Ice mfg. and cold
                          storage                   3 owned        189,000
                        Ice mfg.                   11 owned         69,000

_______________
*Liquefied petroleum gas facilities have approximately 2,579,000 gallons of storage capacity.

      The natural gas and oil operations have net working interests in approximately 61,000 acres and net royalty interests in approximately 4,000 acres, located almost entirely in the states of Alabama, Kentucky, Louisiana, Mississippi, North Dakota, Texas and West Virginia. The Ice Business operations, which were sold in April 1994, consisted of 12 facilities with approximately 450,000 total square feet.

      The Company's management believes that the properties of the operations that the Company continues to own, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. The majority of the properties are owned by the Company. All of the properties owned in fee by the Company are without encumbrances, except minor ones which do not affect the use thereof in the Company's business. Except as set forth in the table above with respect to properties listed as inactive, substantially all of the Company's materially important physical properties were being fully utilized as of December 31, 1993.

Item 3.     Legal Proceedings.

      In December 1990, the Action was brought against Triarc and other defendants on behalf of SEPSCO. As a result of the Merger, the court in which the Action is pending will permanently bar and enjoin the institution or prosecution of all claims arising out of or in any way relating to the Action against Triarc and certain of its affiliates. For a detailed description of such legal proceedings, see "Special Factors -- Background to the Merger; Reasons for the Merger -- Legal Proceedings Related to SEPSCO and Triarc" in SEPSCO's Proxy.

      In addition to the Action and the matters referred to or described under "Item 1. Business -- Environmental Matters," the Company is involved in claims, litigation and administrative proceedings and investigations of various types in several jurisdictions. Such matters arise in the ordinary course of the Company's business, and it is the opinion of the Company's management that the outcome of any such matter, or all of them combined, will not have a material adverse effect on the Company's business or consolidated financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders.

                               Not Applicable.

                                   PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

      As a result of the Merger, (a) SEPSCO became a wholly-owned subsidiary of Triarc and (b) in the near future, SEPSCO's common stock will be delisted from the PSE and the registration of such stock under the 1934 Act will be terminated. Historically, however, the principal market for the SEPSCO Common Stock has been the PSE (symbol: SPV). The high and low closing prices of the SEPSCO Common Stock as reported in the consolidated transaction reporting system are as follows:
                                                  Market Prices
                                                 --------------
                  Calendar Quarters              High       Low
                  -----------------              --------------
1991
 First Quarter.............................     $ 3-3/8   $ 1-7/8
 Second Quarter............................       2-3/8     1-3/8
 Third Quarter.............................       1-7/8       7/8
 Fourth Quarter............................       2-1/4      13/16

1992
 First Quarter.............................     $ 6-5/8    $ 1-1/2
 Second Quarter............................       7-1/8      4-3/4
 Third Quarter.............................       9-1/4      5-5/8
 Fourth Quarter............................      14          8-5/8

1993
 First Quarter.............................     $14-1/2    $12-5/8
 Second Quarter............................      16-1/2     14-1/8
 Third Quarter.............................      24-7/8     15-1/8
 Fourth Quarter............................      24-1/4     18-7/8

1994
 First Quarter.............................     $20-1/8    $14-5/8

      No dividends have been paid or declared on the SEPSCO Common Stock in the three most recent fiscal years, during Transition 1993, or in the current year to date.

      Under the provisions of the Debentures, the payment of cash dividends and the acquisition of shares of SEPSCO's capital stock by SEPSCO are limited to the sum of (i) 50% of the aggregate consolidated net income after November 30, 1982 (exclusive of equity in the net income (loss) of affiliates), (ii) the aggregate net proceeds received from the sale of capital stock and (iii) $7.5 million. Under such provisions, at December 31, 1993 SEPSCO was not permitted to pay cash dividends or acquire shares of SEPSCO's capital stock. The payment of cash dividends is also dependent upon, among other things, the availability of current and retained earnings. SEPSCO does not presently anticipate the declaration of cash dividends on the SEPSCO Common Stock in the near future.

      As a result of the Merger, on April 14, 1994, all of the outstanding shares of SEPSCO's voting securities were held by Triarc.
PAGE

Item 6.  Selected Financial Data

                                                                                              Ten months
                                                                                                ended
                                                Fiscal      Fiscal      Fiscal      Fiscal    December
                                                 1990        1991        1992        1993     31, 1993
                                                ------      ------      ------      ------    --------
                                                      (In thousands except per share amounts)
     Net sales                                $ 27,104    $ 29,154    $ 29,220    $ 28,520    $ 23,394
     Operating profit                            3,922       3,181       4,571       3,634       1,745
     Income from continuing operations           7,716       4,245       6,332      12,572       2,030
     Loss from discontinued operations,
       net of income taxes                      (2,256)     (7,899)       (225)     (5,542)    (23,355)
     Equity in extraordinary items
       of affiliates                               748         794         --         (348)        --
     Cumulative effect of changes in
       accounting principles of:
         Equity in affiliates                      --          --          --       (5,954)       (102)
         The Company                               --          --          --          --        7,617
     Net income (loss)                           6,208      (2,860)      6,107         728     (13,810)
     Preferred stock dividend requirements         (16)         (8)         (1)         (1)         (1)
     Net income (loss) applicable to
       common stockholders (2)                   6,192      (2,868)      6,106         727     (13,811)

     Income (loss) per share (3):
       Continuing operations                       .66         .36         .54        1.08         .18
       Discontinued operations                    (.19)       (.68)       (.02)       (.48)      (2.00)
       Extraordinary items of affiliate            .06         .07         --         (.03)         --
       Cumulative effect of changes in
         accounting principles of affiliate        --          --          --         (.51)        .64
       Net income (loss)                           .53        (.25)        .52         .06       (1.18)

     Total assets                              196,498     191,788     208,330     206,253     169,397
     Long-term debt included in
       continuing operations                    71,458      64,005      56,457      49,223      50,258
     Stockholders' equity (4)                   88,503      85,010     107,503     108,230      94,419

- ----------
     (1) Selected Financial Data have been retroactively restated to reflect the discontinuance of utility and municipal services, refrigeration and natural gas and oil operations for the ten months ended December 31, 1993.

     (2) SEPSCO has not paid any dividends on its common shares during any of the periods presented.

     (3) Weighted average common shares outstanding were 11,655,067 for each of the periods presented.

     (4) Stockholders' equity increased by $15,210 in Fiscal 1992 as a result of the reduction in equity ownership of an affiliate.

PAGE

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

TEN MONTHS ENDED DECEMBER 31, 1993 COMPARED WITH THE TEN MONTHS ENDED DECEMBER 31, 1992 (UNAUDITED)

    Net sales increased from $22.4 million in the ten months ended December 31, 1992 ("Comparable 1992") to $23.4 million in the ten months ended December 31, 1993 ("Transition 1993") principally as a result of higher volumes of LP gas due to colder weather in the regions serviced by such business in Transition 1993, partially offset by slightly lower average selling prices which resulted from lower product costs.

    Operating profit decreased from $2.5 million in Comparable 1992 to $1.7 million in Transition 1993 principally due to an increase in selling, general and administrative expenses which resulted from a facilities relocation and corporate restructuring charge of $0.8 million relating to continuing operations (see Note 14 to the consolidated financial statements), partially offset by a slight increase in gross profit.

    Interest expense was favorably impacted due primarily to the lower debt outstanding and, to a much lesser extent, lower interest rates during Transition 1993.

    Equity in earnings of affiliates before cumulative effect of changes in accounting principles and extraordinary items of affiliate was unfavorably impacted in Transition 1993 primarily due to the following equity in significant charges of affiliates: (i) a $1.9 million charge recorded in Transition 1993 related to facilities relocation and corporate restructuring, (ii) $0.9 million of estimated cost allocated to the affiliates by Triarc for compensation paid to a special committee relating to the change in control of Triarc and affiliates which took place April 23, 1993, (iii) $1.2 million from the write-off of Graniteville Company's ("Graniteville") investment in Chesapeake Insurance Company Limited ("Chesapeake Insurance") and (iv) $0.5 million from insurance loss reserves recorded by Chesapeake Insurance.

    Interest income from Triarc was unfavorably impacted due to lower debt outstanding in Transition 1993.

    SEPSCO also wrote off its $1.5 million investment in Chesapeake Insurance since such investment is no longer deemed recoverable as a result of Chesapeake Insurance reducing its stockholders' equity to a minimal amount following additional provisions for insurance losses of $10.0 million during Transition 1993 and the decision by Triarc effective October 1993 to cease writing new insurance or reinsurance of any kind through Chesapeake Insurance.

    The benefit from income taxes increased from $0.3 million during Comparable 1992 to $1.2 million in Transition 1993. The Transition 1993 benefit resulted primarily from the equity in earnings of affiliates.

    Loss from discontinued operations, net of income taxes increased $22.7 million from $0.7 million in Comparable 1992 to $23.4 million in Transition 1993 primarily due to the following reasons:

    In connection with the consummation of the sales of the tree maintenance services operations and the construction related operations and the letter of intent to sell (and subsequent sale) of the ice operations, SEPSCO reevaluated the estimated gain or loss from the sale of its discontinued operations and provided $13.9 million for the estimated loss on the sale of the discontinued operations during Transition 1993. The revised estimate principally reflects (i) $4.6 million of losses from the sales of the operations comprising the utility and municipal services business segment previously estimated to be approximately break-even, (ii) $6.7 million of losses from the sale of operations comprising the refrigeration business segment previously estimated to be a gain of $1.6 million, (iii) $2.5 million of estimated losses from operations from July 22, 1993 to the actual or estimated disposal dates and (iv) less previously estimated losses of $1.5 million from the sale of the natural gas and oil business segment which now will be sold to Triarc and accounted for as a transfer between entities under common control at net book value. The net loss from the sale of the utility and municipal services business segment reflects a reduction of $1.8 million in the estimated sales price for the construction related operations from previous estimates, a $2.0 million reduction in anticipated proceeds from asset sales by July 22, 1994, and other adjustments in finalizing the loss on the sale of the tree maintenance services operations. The reduction in proceeds from asset sales results from the buyer of such businesses successfully negotiating extensions of certain major contracts with respect to the larger of such businesses and as a result no longer intending to immediately dispose of the major portion of the assets. Should the buyer hold such assets through October 5, 1995, the $2.0 million reduction in proceeds would be effectively realized through the Book Value Adjustment (see subsequent discussion). The $8.2 million change relating to the sales of the refrigeration business segment principally results from (i) a $4.0 million reduction in the sales price for the ice operations and (ii) a $4.0 million reduction in the estimated sales price of the cold storage operations based on preliminary sales discussions and experience with respect to negotiating the sale of the other operations.

    SEPSCO recorded an $8.0 million write-down relating to the impairment of certain unprofitable properties in Transition 1993.

    During Transition 1993 SEPSCO was allocated by Triarc as well as directly incurred certain facilities relocation and corporate restructuring charges totaling $4.7 million, of which $3.9 million was allocated to discontinued operations (see Note 14 to the consolidated financial statements for a further discussion).

    Operating profits of certain business segments through July 22, 1993, exclusive of the above charges, also declined. The tree maintenance activities experienced a decline in earnings due to higher insurance costs, losses on certain contracts and start-up costs on new crews. The flooding conditions experienced during the second quarter of Transition 1993 prevented the generation of revenues by crews added in anticipation of increased workload, whereas the Comparable 1992 period was favorably affected by the additional work in connection with Hurricane Andrew.
    The construction related activities experienced a decline due to a lower number of contracts in progress and losses experienced on existing contracts. Refrigeration operations had lower margins due to lower revenues from cold storage due to lower occupancy rates and lower margins in the ice operations due to competitive conditions.

    The above charges were partially offset by the effect of deferring the $3.8 million net loss from discontinued operations subsequent to July 22, 1993, the measurement date, through December 31, 1993 which was considered in the loss on disposal of discontinued operations. SEPSCO expects that such net losses will be offset by seasonal net income of the natural gas and oil operations through its disposal date.

    Effective March 1, 1993, SEPSCO changed its method of accounting for income taxes when it adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect on prior years of the change in accounting principles decreased the net loss for Transition 1993 by $7.6 million or $.64 per share. Effective March 1, 1992 Graniteville adopted SFAS 109 and Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions". The change in accounting principles resulted in charges amounting to $6.0 million, (net of taxes of $0.4 million), or $.51 per share, which was reflected in the consolidated statement of operations in Fiscal 1993.

FISCAL 1993 COMPARED WITH FISCAL 1992

    Net sales decreased from $29.2 million in Fiscal 1992 to $28.5 million in Fiscal 1993 due to a decrease in the average selling prices, coupled with a slight decrease in volume due to unseasonably warmer weather and increased competitive conditions.

    Operating profit decreased from $4.6 million in Fiscal 1992 to $3.6 million in Fiscal 1993 principally due to the decrease in sales as explained above, and to a lesser extent higher cost of product.

    Equity in earnings of affiliates before extraordinary items and cumulative effect of changes in accounting principles increased from $5.2 million in Fiscal 1992 to $12.2 million in Fiscal 1993 due to increased earnings of Graniteville.

    The gain on sale of marketable security of $6.0 million resulted from the recognition of a gain previously deferred on the sale of the common stock of an unaffiliated company to Triarc which had been previously deferred until collection of a note was assured. As such note was collected in April 1993 prior to the issuance of the Fiscal 1993 consolidated financial statements, the gain was recorded in Fiscal 1993.

    Gains on repurchase of debentures for sinking fund requirement decreased from $4.0 million in Fiscal 1992 to $0.1 million in Fiscal 1993 due to the market price of the Debentures which increased to above par, and accordingly, since the repurchase of the Debentures was no longer beneficial, the sinking fund requirement was principally made in cash.

    Other, net decreased from income of $0.4 million in Fiscal 1992 to expense of $1.1 million in Fiscal 1993 principally due to a $1.3 million accrual for the proposed settlement of the Ehrman Litigation in Fiscal 1993.

    Provision for income taxes as a percentage of income from continuing operations before income taxes for Fiscal 1993 was lower than the statutory rate due to the equity in earnings of affiliates on which income taxes were provided only on the portion remaining after an 80% dividend exclusion.

    Loss from discontinued operations, net of income taxes, increased from $0.2 million in Fiscal 1992 to $5.5 million in Fiscal 1993 principally due to a $4.7 million reduction in gross profit in the utility and municipal services segment due to competitive conditions experienced principally in the construction related activities and the tree maintenance operations due to intensely competitive bidding in the first quarter of Fiscal 1993 which resulted in losses of certain contracts, most of which were replaced by ones with lower margins and the adjustment of prices to retain certain other existing contracts. Also, the refrigeration operations recorded a $2.1 million accrual before income taxes for potential environmental remediation in Fiscal 1993, whereas Fiscal 1992 included a credit of $1.4 million as proceeds from settlement of certain litigation of the construction operations. These factors were partially offset by a benefit from income taxes of $2.4 million in Fiscal 1993 compared to a benefit from income taxes of $0.3 million in Fiscal 1992.

    Equity in cumulative effect of changes in accounting principles of affiliate of $6.0 million resulted from Graniteville's adoption of SFAS 109 and SFAS 106 during Fiscal 1993.

    Equity in extraordinary items of affiliate of $0.3 million in Fiscal 1993 resulted from the early extinguishment of debt by CFC Holdings.

LIQUIDITY AND CAPITAL RESOURCES

    At February 28, 1993 and December 31, 1993 cash and equivalents, excluding restricted cash, amounted to $0.2 million and $33.6 million (including ($10.8 million of marketable securities), respectively. The $22.6 million increase in cash is principally a result of the remaining excess proceeds from the sale of the tree maintenance services operations (see subsequent discussion). Total debt, excluding the debt of the discontinued operations, amounted to $58.3 million and $59.3 million at February 28, 1993 and December 31, 1993, respectively.

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

    At December 31, 1993 SEPSCO holds a promissory note (the "Note") of $28.0 million (including $1.4 million of accrued interest) from Triarc, which is included in "Due from Triarc Companies, Inc." in the consolidated balance sheet, which had an original face amount of approximately $49.0 million, bearing interest at the annual rate of 13% payable semi-annually. As described above, on the Closing Date, SEPSCO received partial payment of the Note of approximately $23.8 million including $1.4 million of accrued interest from Triarc. The Note, after giving effect to such prepayment, is due in August 1998 and resulted from the 1986 sale of approximately 51% of the outstanding common shares of Graniteville to Triarc and is secured by such shares. The Note is subordinated to senior indebtedness of Triarc to the extent, if any, that the payment of principal and interest thereon is not satisfied out of proceeds of the pledged Graniteville shares.

    SEPSCO has not received any cash dividends from its investment in Graniteville during Transition 1993 compared with $3.0 million in Fiscal 1993.

    Under its present credit agreement, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including SEPSCO in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50.0 million at the time of the payment (the outstanding principal balance was $72.5 million as of December 31, 1993) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to SEPSCO prior to December 31, 1995.

    SEPSCO is required to pay interest on its 11 7/8% Senior Subordinated Debentures due February 1, 1998 (the "Debentures") semi-annually on February 1 and August 1 of each year. Interest payments due February 1, 1994 and August 1, 1994 aggregate $6.9 million. SEPSCO is also required to retire annually, through the operation of a mandatory sinking fund, $9.0 million principal amount of the Debentures on February 1 of each year. The indenture pursuant to which the Debentures were issued (the "Indenture") provides that, in lieu of making such payment in cash, SEPSCO may credit against the mandatory sinking fund requirement the principal amount of Debentures acquired by SEPSCO other than through the sinking fund. On February 1, 1994, SEPSCO satisfied such sinking fund requirement by payment of $9.0 million in cash through cash received from the sale of the tree maintenance services operations rather than through the delivery of Debentures.

    The indenture contains a provision which limits to $100.0 million the aggregate amount of specified kinds of indebtedness that SEPSCO and its consolidated subsidiaries can incur. At December 31, 1993 such indebtedness was $59.3 million resulting in allowable additional indebtedness, if SEPSCO desired to make such borrowings and if such financing could be obtained, of $40.7 million.

    On October 18, 1993, Triarc entered into a Settlement Agreement (the "Settlement Agreement") with the plaintiff (the "Plaintiff") in the Ehrman Litigation. The Settlement Agreement provides, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of SEPSCO's Common Stock other than Triarc will receive in exchange for each share of SEPSCO's Common Stock, 0.8 shares of Triarc's Class A Common Stock. On November 22, 1993 Triarc and SEPSCO entered into a merger agreement (the"Merger"). The Settlement Agreement was approved by the United States District Court For the Southern District of Florida on January 11, 1994 and the Merger was approved on April 14, 1994 by SEPSCO's stockholders other than Triarc. The Merger was consummated on April 14, 1994 pursuant to which a subsidiary of Triarc was merged into SEPSCO in the manner described in the Settlement Agreement. Following the Merger, Triarc owns 100% of the SEPSCO Common Stock.

    On July 22, 1993, SEPSCO's Board of Directors authorized the sale or liquidation of the utility and municipal services, refrigeration and natural gas and oil businesses. Accordingly, SEPSCO has retroactively restated the consolidated financial statements for each of the periods shown to reflect all of such businesses as discontinued operations through July 22, 1993.
The operating results of the discontinued operations subsequent to July 22, 1993 have been deferred which was anticipated in the loss on disposal of discontinued operations and are included in "Net current liabilities of discontinued operations" in the consolidated balance sheets. In addition, on July 22, 1993 SEPSCO Board of Directors authorized the sale or liquidation of the liquefied petroleum gas business. Sepsco intends to transfer the liquified petroleum gas business to a subsidiary of Triarc and the transfer would be accounted for at net book value. The precise nature of such transfer has not been determined and is expected to occur by July 22, 1994. Based on these facts SEPSCO has continued to reflect the liquified petroleum gas business as a continuing operation. On December 9, 1993 SEPSCO's Board of Directors decided to sell the natural gas and oil business to Triarc following the Merger and the resulting minority interest in SEPSCO rather than selling such business to an independent third party. Such sale will be in the form of a sale of the stock of the entities comprising the natural gas and oil business for cash of $8.5 million which is equal to their fair value and approximately $4.0 million higher than their net book value.

    On October 15, 1993 SEPSCO sold the assets of its tree maintenance services operations previously included in its utility and municipal services business segment for $69.6 million in cash plus the assumption by the purchaser of $5.0 million in current liabilities resulting in a loss of $4.8 million. The $22.8 million cash balance as of December 31, 1993 is principally a result of such cash proceeds, less the repayment of $24.1 million of capitalized lease obligations relating to the tree maintenance services operations, repayment of $1.1 million of amounts due to Triarc, payment of $2.0 million to the purchasers of the construction related operations (see below) and general operating requirements since October 15, 1993. On October 7, 1993 SEPSCO sold the stock of its two construction related operations previously included in its utility and municipal services business segment for a nominal amount subject to adjustments described below. As the related assets are sold or liquidated the purchasers have agreed to pay, as deferred purchase price, 75% of the net proceeds received therefrom (cash of $1.8 million had been received as of December 31, 1993) plus, in the case of one of the two entities, an amount equal to 1.25 times the adjusted book value of such entity as of October 5, 1995 (the "Book Value Adjustment"). As of October 7, 1993, the adjusted book value of the assets of that entity aggregated approximately $1.6 million. In addition, SEPSCO paid $2.0 million in October and November 1993 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations. SEPSCO currently expects to break-even the sales of the construction related operations excluding any consideration of the potential Book Value Adjustment.

    On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5.0 million in cash, a $4.3 million note (discounted value $3.3 million) and the assumption by the buyer of certain current liabilities of up to $1.0 million. While the loss on the sale has not been finalized, SEPSCO currently estimates it will approximate $2,500,000. The note, which bears no interest during the first year and 5% thereafter, would be payable in installments of $120.0 thousand in 1995 through 1998 with the balance of approximately $3.8 million due in 1999. The only remaining discontinued operation to be sold to an independent third party is the cold storage operation of the refrigeration business. The precise timetable for the sale and liquidation of the cold storage operation will depend upon SEPSCO's ability to identify appropriate potential purchasers and to negotiate acceptable terms for the sale of such operation. SEPSCO currently anticipates completion of such sales by July 22, 1994.

    SEPSCO has $5.3 million of restricted cash and equivalents which support letters of credit which collateralize certain performance and other bonds relating to the utility and municipal services business segment. SEPSCO anticipates that buyers of the segment will provide the collateral for such bonds or that the performance secured by the bond will be completed and the restricted cash will revert to SEPSCO free of restrictions and at that time be used for general corporate purposes.

    SEPSCO had cash provided by operations of $4.1 million during Transition 1993. Such cash requirements, excluding cash flows from operations, for 1994 will include $3.9 million of capital expenditures, of which SEPSCO intends to seek financing from banks and other sources for $3.2 million, as well as a $9.0 million sinking fund payment on the Debentures (paid February 1, 1994). SEPSCO expects to meet all of its cash requirements during 1994 with the aforementioned financing for capital expenditures and its existing cash balances principally derived from the sale of the tree maintenance services operations.

    In 1987, Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. Graniteville entered into a consent decree providing for the study and investigation of the alleged pollution and its sources. The study report prepared by Graniteville's environmental consulting firm and filed with DHEC in April 1990, recommended that pond sediments be left undisturbed and in place. DHEC responded by requesting that Graniteville submit additional information concerning potential passive and active remedial alternatives, with accompanying supportive information. In May 1991 Graniteville provided this information to DHEC in a report of Graniteville's environmental consulting firm. The 1990 and 1991 reports concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects on human health, to existing recreational uses or to the existing biological communities. SEPSCO is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given the passage of time since the submission of the two reports by DHEC and the absence of desirable remediation alternatives, other than continuing to leave the Langley Pond sediments in place and undisturbed as described in the reports, SEPSCO believes the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

    As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's refrigeration operations and has filed appropriate notifications with state environmental authorities and has begun a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in certain instances of certain contaminated soils. Based on preliminary information and consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates the cost of such remediation and/or removal will approximate $3.7 million, all of which was provided in prior years. In connection therewith, SEPSCO has incurred actual costs through December 31, 1993 of $1.2 million and has a remaining accrual of $2.5 million. SEPSCO believes that after such accrual the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

PAGE

Item 8.  Financial Statements and Supplementary Data

    Index:

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets - February 28, 1993
        and December 31, 1993

      Consolidated Statements of Operations and Retained
        Earnings (Deficit) - Two years ended February 28,
        1993 and ten months ended December 31, 1993

      Consolidated Statements of Cash Flows - Two years ended February 28, 1993 and ten months ended
        December 31, 1993

      Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders,
   SOUTHEASTERN PUBLIC SERVICE COMPANY:


    We have audited the accompanying consolidated balance sheets of Southeastern Public Service Company (a Delaware corporation and a 71.1% owned subsidiary of Triarc Companies, Inc., formerly DWG Corporation, prior to April 14, 1994 and a wholly-owned subsidiary thereafter) and subsidiaries as of February 28, 1993 and December 31, 1993 and the related consolidated statements of operations and retained earnings (deficit) and cash flows for each of the two years in the period ended February 28, 1993 and the ten months ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Public Service Company and subsidiaries as of February 28, 1993 and December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 1993 and for the ten months ended December 31, 1993, in conformity with generally accepted accounting principles.

    As discussed in Notes 7 and 1 to the consolidated financial statements, the Company's 49% owned affiliate accounted for under the equity method and the Company changed their methods of accounting for income taxes and postretirement benefits other than pensions, effective March 2, 1992 and March 1, 1993, respectively.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14.(A)
2. are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              ARTHUR ANDERSEN & CO.



Miami, Florida,
  April 14, 1994.

PAGE

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (In thousands)

                                                     February      December
                                                     28, 1993      31, 1993
                                                     --------      --------
Current Assets:
   Cash and cash equivalents ($ - and $20,646)       $    239     $  22,813
   Restricted cash (Note 4)                             5,264         5,264
   Marketable securities (Note 1)                         --         10,795
   Receivables (less allowance for doubtful
    accounts of $269 and $283)                          3,301         4,734
   Finished goods inventories                             733           850
   Due from Triarc Companies, Inc., net
    (less unamortized deferred discount
    of $39) (Note 5)                                   25,717           --
   Other current assets                                 1,386           835
   Net current assets of discontinued operations
    (Note 3)                                            1,987           --
                                                     --------      --------
        Total current assets                           38,627        45,291
Properties, net (Note 6)                                7,825         7,228
Due from Triarc Companies, Inc., net (Note 5)          26,538        25,358
Investments in affiliates (Notes 7 and 14)             65,327        68,211
Other assets                                            1,752         1,627
Net non-current assets of discontinued
   operations (Note 3)                                 66,184        21,682
                                                     --------      --------
                                                     $206,253     $ 169,397
                                                     ========      ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 9)        $  9,046     $   9,045
   Note payable to affiliate (Notes 5 and 13)          14,043           --
   Accounts receivable financing                        9,536           --
   Accounts payable                                     2,249         3,430
   Accrued interest                                       763         3,160
   Other accrued expenses                               3,861         4,240
   Net current liabilities of discontinued
    operations (Note 3)                                   --          2,800
                                                     --------      --------
        Total current liabilities                      39,498        22,675
Long-term debt (less unamortized deferred
    discount of $5,282 and $4,203)(Notes 1 and 9)      49,223        50,258
Deferred income taxes (Note 8)                          7,230           --
Other liabilities                                       2,072         2,045
Commitments and contingencies (Notes 3, 8, 11 and 15)
Stockholders' equity (Note 10):
   Series B, convertible preferred stock, $50 par
    value; 267,600 shares authorized; 490 shares
    issued                                                 24            24
   Common stock, $1 par value; 25,000,000 shares
    authorized; 11,896,136 shares issued               11,896        11,896
   Additional paid-in capital                          90,539        90,539
   Retained earnings (deficit)                          6,637        (7,174)
                                                     --------      --------
                                                      109,096        95,285
   Less 241,069 common shares in treasury, at cost        866           866
                                                     --------      --------
      Total stockholders' equity                      108,230        94,419
                                                     --------      --------
                                                     $206,253      $169,397
                                                     ========      ========

        See accompanying notes to consolidated financial statements.
PAGE

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
    Consolidated Statements of Operations and Retained Earnings (Deficit)
                   (In thousands except per share amounts)
                                                 Year ended       Ten months
                                            --------------------     ended
                                             February   February   December
                                             29, 1992   28, 1993   31, 1993
                                             --------   --------   --------
Net sales                                    $ 29,220   $28,520    $ 23,394
                                             --------  --------    --------
Costs and expenses:
   Cost of sales                               21,989    22,165      18,322
   Selling, general and administrative
    expenses                                    2,660     2,721       3,327
                                             --------  --------    --------
                                               24,649    24,886      21,649
                                             --------  --------    --------
         Operating profit                       4,571     3,634       1,745
                                             --------  --------    --------
Other income (expense):
   Interest expense                           (13,740)  (13,901)     (8,252)
   Equity in earnings of affiliates
    before cumulative effect of
    changes in accounting principles
    and extraordinary items of
    affiliate (Note 7)                          5,201    12,161       4,489
   Interest income from Triarc Companies,
    Inc. (Note 5)                               7,336     7,336       3,526
   Gain on sale of marketable security
    (Note 5)                                      --      6,000         --
   Gains on repurchase of debentures for
    sinking fund (Note 9)                       3,960       117         --
   Write-off of investment in Chesapeake
    Insurance Company Limited                     --        --       (1,500)
   Other, net (Note 15)                           440    (1,104)        827
                                             --------  --------    --------
                                                3,197    10,609        (910)
                                             --------  --------    --------
Income from continuing operations
   before income taxes                          7,768    14,243         835
Benefit from (provision for) income
   taxes (Note 8)                              (1,436)   (1,671)      1,195
                                             --------  --------    --------
Income from continuing operations               6,332    12,572       2,030
Loss from discontinued operations,
   net of income taxes (Note 3)                  (225)   (5,542)    (23,355)
                                             --------  --------    --------
Income (loss) before equity in
   extraordinary items of affiliate and
   cumulative effect of changes in
   accounting principles                        6,107     7,030     (21,325)
Equity in extraordinary items
   of affiliate (Note 7)                          --       (348)        --
Cumulative effect of changes in accounting
   principles:
    Equity in affiliates                          --     (5,954)       (102)
    The Company                                   --        --        7,617
                                             --------  --------    --------
      Net income (loss)                         6,107       728     (13,810)
Retained earnings (deficit) at beginning
   of period                                     (196)    5,910       6,637
Cash dividends ($2.75 per share) on Series
   A Redeemable preferred stock                    (1)       (1)         (1)
                                             --------  --------    --------
Retained earnings (deficit) at end
   of period                                 $  5,910   $ 6,637    $ (7,174)
                                             ========   =======    ========

Income (loss) per share (Note 1):
   Continuing operations                     $    .54   $  1.08    $    .18
   Discontinued operations                       (.02)     (.48)      (2.00)
   Extraordinary items of affiliate               --       (.03)        --
   Cumulative effect of changes in
     accounting principles                        --       (.51)        .64
                                             --------  --------    --------
    Net income (loss)                        $    .52   $   .06    $  (1.18)
                                             ========  ========    ========

        See accompanying notes to consolidated financial statements.
PAGE

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (In thousands)
                                                Year ended       Ten months
                                            ------------------      ended
                                           February    February   December
                                           29, 1992    28, 1993   31, 1993
                                           --------    --------   --------
Cash flows from operating activities:
Net income (loss)                            $ 6,107   $   728     $(13,810)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation of properties                 1,231     1,246        1,004
    Amortization of deferred financing costs
      and debt discount                        1,755     1,663        1,296
    Amortization of deferred discount on
      notes receivable from Triarc
      Companies, Inc.                           (109)     (126)         (39)
    Provision for doubtful accounts              209       188          140
    Write-off of investment in Chesapeake
      Insurance Company Limited                  --        --         1,500
    Gains on purchases of 11 7/8% Senior
      Subordinated Debentures                 (3,960)     (117)         --
    Gain on sale of marketable security          --     (6,000)         --
    Dividends from unconsolidated affiliate    1,038     3,004          --
    Equity in net earnings of affiliates      (4,792)   (5,014)      (4,387)
    Cumulative effect of changes in
      accounting principles                      --        --        (7,617)
    Loss from discontinued operations            225     5,542       23,355
    Provision for (benefit from) deferred
      income taxes                               275     1,261       (1,195)
    Other, net                                 1,064       (36)       1,730
    Decrease (increase) in:
      Receivables                                370      (312)      (1,573)
      Inventories                                 74       292         (117)
      Other current assets                      (565)     (481)        (112)
    Increase (decrease) in:
      Accounts payable                        (1,070)      575        1,181
      Other accruals                          (1,321)     (873)       2,776
                                            --------  --------     --------
         Net cash provided by
           operating activities                  531     1,540        4,132
                                            --------  --------     --------
Cash flows from investing activities:
    Proceeds from sales of subsidiaries, net     --        --        43,002
    Investments in marketable securities         --        --       (10,795)
    Capital expenditures                        (100)     (656)        (411)
    Proceeds from sales of properties            160        73          178
    Note receivable from Triarc
      Companies, Inc.                            --      3,828       25,379
    Investment in affiliate                   (1,500)      --           --
                                            --------  --------     --------
         Net cash provided by (used in)
           investing activities               (1,440)    3,245       57,353
                                            --------  --------     --------
Cash flows from financing activities:
    Net proceeds from (repayments of)
      accounts receivable financing            2,911       747       (9,536)
    Repayments of long-term debt              (5,651)   (9,249)         --
    Proceeds from (repayments of)
      notes payable to affiliate               5,643     8,400      (14,043)
    Other                                         (1)       (1)        (224)
                                            --------  --------     --------
         Net cash provided by (used in)
          financing activities                 2,902      (103)     (23,803)
                                            --------  --------     --------
Net cash provided by continuing operations     1,993     4,682       37,682
Net cash used by discontinued operations      (2,186)   (4,725)     (15,108)
                                            --------   -------     --------
Net increase (decrease) in cash and Cash
   equivalents                                  (193)      (43)      22,574

Cash and cash equivalents at beginning
   of period                                     475       282          239
                                            --------  --------     --------
Cash and cash equivalents at end
   of period                                 $   282  $    239     $ 22,813
                                            ========  ========     ========

Supplemental disclosures of cash flow
 information:
    Cash paid during the period for:
      Interest                               $11,910   $11,401     $  6,402
                                            ========  ========     ========
      Income taxes                           $ 1,050   $ 2,204     $    490
                                            ========  ========     ========

Other:
      During the years ended February 29, 1992 and February 28, 1993 and ten months ended December 31, 1993, Southeastern Public Service Company ("SEPSCO"), a 71.1% owned subsidiary of Triarc Companies, Inc. ("Triarc", formerly DWG Corporation) prior to April 14, 1994 and a 100% owned subsidiary of Triarc thereafter, received interest payments from Triarc of $7,209, $6,026 and $3,308, respectively, in the form of offsets against amounts due from SEPSCO to Triarc. During the year ended February 28, 1993, amounts payable to Triarc were netted against a $6,500 promissory note receivable form Triarc (see Note 5).

        See accompanying notes to consolidated financial statements.

PAGE

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of Southeastern Public Service Company ("SEPSCO"), a 71.1% owned subsidiary of Triarc Companies, Inc. ("Triarc", formerly DWG Corporation) prior to April 14, 1994 and a 100% owned subsidiary of Triarc thereafter (see Note 15), and its subsidiaries. Due to their planned sale or liquidation (see Note 3), all subsidiaries, except for the liquefied petroleum gas business, have been reflected as discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

    On October 27, 1993 SEPSCO's Board of Directors approved a change in the fiscal year of SEPSCO from a fiscal year ending February 28 to a calendar year ending December 31, effective for the transition period ending December 31, 1993. Graniteville Company ("Graniteville"), a 49% owned investment, also changed its fiscal year to a calendar year ending December 31. As used herein, "Fiscal 1992" and "Fiscal 1993" refer to the years ended February 28, 1992 and 1993, respectively, and "Transition 1993" refers to the ten months ended December 31, 1993. SEPSCO's consolidated financial statements for each of the periods in Fiscal 1992, Fiscal 1993 and Transition 1993 include the results of Graniteville as a 49% owned affiliate and CFC Holdings Corp. ("CFC Holdings") as a 5.4% owned affiliate. Both investments are accounted for on the equity method. Also, as used herein February 28 shall mean the last day of SEPSCO's fiscal year for Fiscal 1992 and Fiscal 1993.

Cash Equivalents

    SEPSCO considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 1993, SEPSCO had $20,646,000 invested in short-term commercial paper.

Marketable Securities

    At December 31, 1993, marketable securities, which are stated at cost which approximates fair market value, consisted of the following (in thousands):

          Marketable equity securities                   $  1,005
          Marketable debt securities                        9,790
                                                         --------
                                                         $ 10,795
                                                         ========

Inventories

    Inventories are determined under the lower of cost (first-in, first-out basis) or market.

Depreciation, Depletion and Amortization

    Assets acquired prior to March 1, 1980 are depreciated on the straight-line basis using composite annual rates on the majority of properties of 5.2% to 7.2% for refrigeration properties; and 5% for liquefied petroleum gas properties. The development of these composite rates was based on the estimated useful lives of the related asset groups. Under the composite method of depreciation, upon normal retirement or replacement, the cost of property, less any salvage proceeds, is charged to accumulated depreciation. Gains and losses arising from abnormal retirements or disposal are included in current operations.

    Assets acquired on or after March 1, 1980 are depreciated on the straight-line basis using the estimated useful lives of the related major classes of properties; 3 to 9 years for automotive equipment; 5 to 20 years for machinery and equipment; and 20 to 30 years for buildings and improvements. Under this method, gains and losses arising from disposal are included in current operations.

    Depreciation and depletion on natural gas and oil properties are computed using the units of production method based on proven reserves estimated from engineering data.

    Financing costs incurred in connection with the issuance of SEPSCO's 11 7/8% Senior Subordinated Debentures (the "Debentures") are being amortized as interest expense over the term of the Debentures using the interest rate method. At February 28, 1993 and December 31, 1993, $1,063,000 and $846,000, respectively, of such unamortized deferred financing costs are included in "Other assets" in the accompanying consolidated balance sheets.

    The original issue debt discount on the Debentures is being amortized as interest expense over the term of the Debentures using the interest rate method. Such unamortized debt discount is reported as a reduction of related long-term debt in the accompanying consolidated balance sheets.

Income Taxes

    Federal income tax returns for SEPSCO and its consolidated subsidiaries are filed on a consolidated basis.

    SEPSCO adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109") effective March 1, 1993. This accounting change resulted in a benefit of $7,617,000, $.64 per share, which is reflected as the cumulative effect of changes in accounting principles for "The Company" in the accompanying consolidated statement of operations for Transition 1993.

    SEPSCO recognizes deferred income taxes for the tax consequences of temporary differences by applying the enacted statutory tax rates to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Postretirement Benefits Other than Pensions

    Effective March 1, 1993, SEPSCO adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). This new standard requires the expected cost of these benefits be charged to expense during the years that employees render service. The effect of the adoption of SFAS 106 was immaterial.

Oil and Gas

     The successful efforts method of accounting is followed for costs incurred in oil and gas exploration and development activities. Property acquisition costs for oil and gas properties are initially capitalized. When a property is determined to contain proven reserves, its property acquisition costs are transferred to proven properties and amortized using the units-of-production method. Exploration costs other than drilling, including geological and geophysical costs are expensed as incurred. Exploratory drilling costs are initially capitalized. If and when a property is determined to be nonproductive, property acquisition and exploratory drilling costs are expensed.

Income (Loss) Per Share

     Income (loss) per share has been computed by dividing net income
(loss), after the reduction for an insignificant amount of preferred stock dividends, by the 11,655,067 weighted average common shares outstanding during Fiscal 1992, Fiscal 1993 and Transition 1993.

(2)  Change in Fiscal Year

     The following sets forth unaudited condensed financial information for the ten months ended December 31, 1992, the comparable prior ten month period to Transition 1993 (in thousands, except per share amounts):

   Net sales                                                   $ 22,393
   Operating profit                                               2,469
   Income from continuing
     operations before income taxes                               7,542
   Benefit from income taxes                                        307
   Loss from discontinued operations                               (654)
   Equity in cumulative effect of changes
     in accounting principles of affiliate                       (5,954)
   Net income                                                     1,241
   Income per share:
     Continuing operations                                          .67
     Discontinued operations                                       (.05)
     Cumulative effect of changes in
       accounting principles of affiliate                          (.51)
     Net income                                                     .11


(3) Discontinued Operations

     On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of all of its operating businesses, consisting of its utility and municipal services, refrigeration and natural gas and oil businesses. Accordingly, SEPSCO has retroactively restated the accompanying consolidated financial statements for each of the periods shown to reflect all of such businesses as discontinued operations through July 22, 1993. The operating results of the discontinued operations subsequent to July 22, 1993 have been deferred and considered in the loss on disposal of discontinued operations and are included in "Net current liabilities of discontinued operations".
In addition, on July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of the liquefied petroleum gas business. SEPSCO intends to transfer the liquefied petroleum gas business to a subsidiary of Triarc and the transfer would be accounted for at net book value. The precise nature of such transfer has not been determined and is expected to occur by July 22, 1994. Based on these facts SEPSCO has continued to reflect the liquefied petroleum gas business as a continuing operation. On December 9, 1993 SEPSCO's Board of Directors decided to sell the natural gas and oil business to Triarc following the Merger and the resulting elimination of the minority interest in SEPSCO (see Note 15) rather than selling such business to an independent third party. Such sale will be in the form of a sale of the stock of the entities comprising the natural gas and oil business for a net cash purchase price of $8,500,000, which Triarc and SEPSCO believe is equal to their fair value and which is approximately $4,000,000 higher than their net book value.

   On October 15, 1993 SEPSCO sold the assets of its tree maintenance services operations previously included in its utility and municipal services business segment for $69,600,000 in cash plus the assumption by the purchaser of $5,000,000 in current liabilities resulting in a loss of $4,571,000. On October 7, 1993 SEPSCO sold the stock of its two construction related operations previously included in its utility and municipal services business segment for a nominal amount subject to adjustments described below. As the related assets are sold or liquidated the purchasers have agreed to pay, as deferred purchase price, 75% of the net proceeds received therefrom (cash of $1,815,000 has been received as of December 31, 1993) plus, in the case of the larger of the two entities, an amount equal to 1.25 times the adjusted book value of such entity as of October 5, 1995 (the "Book Value Adjustment"). As of October 7, 1993, the adjusted book value of the assets of that entity aggregated approximately $1,600,000. In addition, SEPSCO paid $2,000,000 in October and November 1993 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations. SEPSCO currently expects to break-even on the sales of the construction related operations, excluding any consideration of the potential Book Value Adjustment.

     On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5,000,000 in cash, a $4,295,000 note (discounted value $3,327,000) and the assumption by the buyer of certain current liabilities of up to $1,000,000. The note, which bears no interest during the first year and 5% thereafter is payable in installments of $120,000 in 1995 through 1998 with the balance of $3,815,000 due 1999. The only remaining discontinued operations are the cold storage operation of the refrigeration business and the natural gas and oil business. The precise timetable for the sale and liquidation of the cold storage operations will depend upon SEPSCO's ability to identify appropriate potential purchasers and to negotiate acceptable terms for the sale of such operation. SEPSCO currently anticipates completion of such sales by July 22, 1994.

     In connection with the dispositions referred to above, SEPSCO reevaluated the estimated gain or loss from the sale of its discontinued operations and provided $13,910,000 for the revised estimated loss on the sale of the discontinued operations from an estimated break-even position as of August 31, 1993. The revised estimate principally reflects (i) approximately $4,600,000 of losses from the sales of the operations comprising the utility and municipal services business segment previously estimated to be approximately break-even, (ii) approximately $6,700,000 of losses from the sale of operations comprising SEPSCO's refrigeration business segment previously estimated to be a gain of $1,600,000, (iii) approximately $2,500,000 of estimated losses from operations from July 22, 1993 to the actual or estimated disposal of the discontinued operations and
(iv) less previously estimated losses of $1,500,000 from the sale of SEPSCO's natural gas and oil business segment which will now be sold to Triarc and accounted for as a transfer between entities under common control at net book value. The net loss from the sale of the utility and municipal services business segment reflects a reduction of $1,800,000 in the estimated sales price for the construction related operations from previous estimates, a $2,000,000 reduction in anticipated proceeds from asset sales by July 22, 1994 and other adjustments in finalizing the loss on the sale of the tree maintenance services operations. The reduction in proceeds from asset sales result from the buyer of such business successfully negotiating extensions of certain major contracts with respect to the larger of such businesses and as a result no longer intending to immediately dispose of the major portion of the assets. Should the buyer hold such assets through October 5, 1995, the $2,000,000 reduction in proceeds would be effectively realized through the Book Value Adjustment. The $8,200,000 change relating to the sales of the refrigeration business segment principally results from
(i) a $4,000,000 reduction in the sales price for the ice operations and
(ii) a $4,000,000 reduction in the estimated sales price of the cold storage operations based on preliminary sales discussions and experience with respect to negotiating the sale of the other operations.

     SEPSCO expects that all remaining dispositions, including the results of their operations through the actual or anticipated disposal dates, will not in the aggregate result in any additional material loss to SEPSCO.


      The loss from discontinued operations consisted of the following (in thousands):


                                     Fiscal         Fiscal       Transition
                                      1992           1993           1993
                                      ----           ----           -----
Loss from operations of
 discontinued operations,
 net of income tax benefit
 of $257, $2,420 and $3,830          $  (225)     $  (5,542)    $  (9,445)

Loss on disposal of
  discontinued operations,
 without income tax benefit              --             --        (13,910)
                                     -------      ---------      --------

                                     $  (225)     $  (5,542)    $ (23,355)
                                     =======      =========      ========

PAGE

    Net current assets (liabilities) and non-current assets of discontinued operations consist of the following (for the purpose of the following tables, Natural Gas and Oil will be referred to as "NG&O" and Utility and Municipal Services and Refrigeration will be referred to as "Services and Refrig."):

                                    February 28, 1993    December 31, 1993
                                    -----------------    -----------------
                                              Services            Services
                                     NG&O    and Refrig.  NG&O   and Refrig.
                                     -----    ---------   ----    ---------
                                               (In thousands)
Current assets:
  Cash                             $    --    $    --    $   253   $    308
  Receivables, less allowance
   for doubtful accounts                365     26,313       197      1,528
  Inventories                           160      2,894       157        647
  Other current assets                   40      1,939        17        236
                                   --------   --------  --------   --------
   Total current assets                 565     31,146       624      2,719
                                   --------   --------  --------   --------
Current liabilities:
  Current portion of long-term
   debt                                 --         349       --           6
  Current portion of capital
   leases due to leasing
   affiliate                             25     10,245        39        249
  Accounts payable                      287      8,693       528      1,951
  Accrued salaries and wages             29      2,800        28        320
  Other accrued expenses                879      6,417     1,035      1,987
                                   --------   --------  --------   --------
   Total current liabilities          1,220     28,504     1,630      4,513
                                   --------   --------  --------   --------
  Net current assets (liabilities)
   of discontinued operations      $   (655)  $  2,642   $(1,006)  $ (1,794)
                                   =============================== ========
Non-current assets:
  Properties                       $ 18,893   $189,101   $17,787   $ 51,344
  Less accumulated depreciation,
   depletion and amortization        11,489    104,625    10,507     33,662
                                   --------   --------  --------   --------
                                      7,404     84,476     7,280     17,682
  Other assets                           29      1,083         1         71
                                   --------   --------  --------   --------
   Total non-current assets           7,433     85,559     7,281     17,753
                                   --------   --------  --------   --------
Non-current liabilities
  Long-term debt                        --         172       --          12
  Capitalized leases due to leasing
   affiliate                             21     16,799        15        212
  Deferred income taxes               1,303      5,162     1,305     (1,305)
  Other liabilities                     304      3,047       504      2,609
                                   --------   --------  --------   --------
   Total non-current liabilities      1,628     25,180     1,824      1,528
                                   --------   --------  --------   --------
  Net non-current assets of
   discontinued operations         $  5,805   $ 60,379   $ 5,457   $ 16,225
                                   ========   ========  ========   ========

PAGE

The income (loss) from discontinued operations for Fiscal 1992, Fiscal 1993 and Transition 1993 from March 1, 1993 up to the
July 22, 1993 measurement date as well as the loss from operations during the period of July 23, 1993 to December 31, 1993, which has been deferred and was considered in the loss on disposal of discontinued operations, consisted of the following:


                                                                                                 Transition 1993
                                                                                       -----------------------------------
                                                                                       March 1, 1993 to    July 23, 1993 to
                                                 Fiscal 1992          Fiscal 1993        July 22, 1993     December 31, 1993
                                               ---------------       -------------      --------------      ---------------
                                                       Services             Services            Services           Services
                                                          and                  and                 and                and
                                               NG&O     Refrig.    NG&O      Refrig.    NG&O     Refrig.    NG&O    Refrig.
                                               ----     ------     ----       -----     ----     ------     ----    ------
                                                                              (In thousands)
Operating Revenues:
  Net sales                                  $ 5,488   $ 10,735   $ 5,488   $ 11,177   $ 2,111   $ 5,943   $ 2,114  $ 3,619
  Service revenues                               --     184,130       --     188,049       --     75,502       --    43,600
                                             -------    -------   -------    -------   -------   -------   -------  -------
                                               5,488    194,865     5,488    199,226     2,111    81,445     2,114   47,219
Operating costs and expenses:
  Cost of sales                                2,997     11,095     3,934     10,805     1,194     5,207     1,357    3,934
  Cost of services                               --     168,639       --     176,895       --     70,922       --    40,810
  Selling, general and administrative
    expenses                                   2,139     12,784     2,070     13,011     1,451     4,439       895    6,189
  Write-down of certain unprofitable
    properties                                   --         --        --         --        --      8,000       --       --
  Facilities relocation and corporate
    restructuring (Note 14)                      --         --        --         --        161     3,772       --       --
                                             -------    -------   -------    -------   -------   -------   -------  -------
                                               5,136    192,518     6,004    200,711     2,806    92,340     2,252   50,933
                                             -------    -------   -------    -------   -------   -------   -------  -------
    Operating profit (loss)                      352      2,347      (516)    (1,485)     (695)  (10,895)     (138)  (3,714)
                                             -------    -------   -------    -------   -------   -------   -------  -------
Other income (expense):
  Interest expense                               (14)    (4,416)       (9)    (3,738)       (3)   (1,288)      (11)    (599)
  Other, net                                    (148)     1,397        26     (2,240)      108      (502)      (47)     382
                                             -------    -------   -------    -------   -------   -------   -------  -------
                                                (162)    (3,019)       17     (5,978)      105    (1,790)      (58)    (217)
                                             -------    -------   -------    -------   -------   -------   -------  -------
    Income (loss) before income taxes            190       (672)     (499)    (7,463)     (590)  (12,685)     (196)  (3,931)
Benefit from (provision for)
  income taxes                                  (126)       383       172      2,248       258     3,572      (139)     422
                                             -------    -------   -------    -------   -------   -------   -------  -------
    Income (loss) from discontinued
      operations                             $    64   $   (289)  $  (327)  $ (5,215)  $  (332)  $(9,113)  $  (335) $(3,509)
                                             =======    =======   =======    =======   =======   =======   =======  =======

PAGE

(4) Restricted Cash

      SEPSCO has an arrangement with a bank providing for the issuance of letters of credit for the purposes of securing certain performance and other bonds associated with the discontinued operations. These letters of credit are collateralized by cash deposited in restricted interest-bearing accounts not associated with the discontinued operations.

(5) Change in Control

      As previously reported, a change in control of SEPSCO's parent, Triarc, occurred on April 23, 1993, which as a result of Triarc's ownership of SEPSCO's voting securities constituted a change in control of SEPSCO (the "Change in Control"). In connection with the Change in Control, the Board of Directors of SEPSCO was reconstituted and new senior executive officers were elected.

      In connection therewith, SEPSCO received from Triarc $27,115,000 in cash and $3,535,000 in the form of an offset of amounts due to Triarc as of April 23, 1993 in connection with the providing by Triarc of certain management services to SEPSCO. The aggregate $30,650,000 of payments by Triarc included full payment of $6,806,000 (including $306,000 of accrued interest) on an unsecured promissory note (the "Promissory Note") issued to SEPSCO by Triarc in connection with the 1988 sale of an investment and partial payment of $23,844,000 (including $1,430,000 of accrued interest) on a $48,952,000 promissory note (the "Note") due to SEPSCO. The remaining $26,538,000 principal balance of the Note is due on August 1, 1998. SEPSCO estimates that the carrying value of the Note at February 28, 1993 and December 31, 1993 approximates fair value based upon estimated market prices for a security with a comparable maturity, interest rate and security of principal. The Note resulted from the 1986 sale of approximately 51% of the outstanding common shares of Graniteville to Triarc and is secured by such shares. The Note is subordinated to senior indebtedness of Triarc to the extent, if any, that the payment of principal and interest thereon is not satisfied out of proceeds of the pledged Graniteville shares. SEPSCO used the $27,115,000 of cash proceeds to pay $12,689,000 due under its accounts receivable financing arrangement, which bore interest at the prime rate plus 1%, which was then terminated and to pay $14,426,000 (including $383,000 of accrued interest) owed to Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a subsidiary of CFC Holdings.

      In connection with the collection of the Promissory Note, in Fiscal 1993 SEPSCO recognized a $6,000,000 gain on the sale of the common stock of an unaffiliated company to Triarc which had been previously deferred until collection of the Promissory Note was assured. As such note was collected in April 1993 prior to the issuance of the Fiscal 1993 consolidated financial statements, the $6,000,000 gain was recognized in Fiscal 1993.

(6)  Properties

    The following is a summary of properties, at cost:

                                                     February      December
                                                     28, 1993      31, 1993
                                                     --------      --------
                                                        (In thousands)

      Land                                            $ 1,722       $ 1,707
      Buildings and improvements                        1,244         1,241
      Machinery and equipment                          13,601        13,684
      Automotive equipment                              3,964         3,951
                                                      -------       -------
                                                       20,531        20,583
      Less accumulated depreciation                    12,706        13,355
                                                      -------       -------
                                                      $ 7,825       $ 7,228
                                                      =======       =======

(7) Investment in Affiliates

    SEPSCO had a $1,500,000 investment in the preferred stock of Chesapeake Insurance and Graniteville had a $2,500,000 investment in such preferred stock. During its quarter ended September 30, 1993 Chesapeake Insurance increased its reserve for insurance and reinsurance losses by $10,000,000 and as a result reduced the stockholders' equity of Chesapeake Insurance to a minimal amount. Chesapeake Insurance ceased writing insurance or reinsurance of any kind for periods commencing on or after October 1, 1993. As a result Chesapeake Insurance will not have any future operating cash flows and its remaining liabilities, including payment of claims on insurance previously written, will be liquidated with assets on hand. Accordingly, the preferred stock investment is not recoverable and SEPSCO and Graniteville wrote off their investment in such stock since the decline in value was deemed to be other than temporary. This reduced equity in earnings of affiliates in Transition 1993 by $1,225,000 and $540,000 relating to Graniteville and CFC Holdings, respectively.

    Investments in affiliates consisted of the following:

                                             February      December
                                             28, 1993      31, 1993
                                             --------      --------
                                                 (In thousands)
    Graniteville                             $ 62,530      $ 67,824
    CFC Holdings                                1,297           387
    Chesapeake Insurance                        1,500           --
                                             --------      --------
                                             $ 65,327      $ 68,211
                                             ========      ========

    Equity in earnings of affiliates before income taxes on the ultimate distribution of earnings of affiliates of SEPSCO, cumulative effect of changes in accounting principles and extraordinary items consisted of the following:

                                        Fiscal     Fiscal   Transition
                                         1992       1993       1993
                                        -------    -------   ---------
                                               (In thousands)
      Graniteville                     $  6,009   $ 12,426   $  5,294
      CFC Holdings                         (808)      (265)      (805)
                                       -------    -------    -------
                                       $  5,201   $ 12,161   $  4,489
                                       =======    =======    =======


Graniteville

    Summary consolidated balance sheet information at February 28, 1993 and December 31, 1993 and summary consolidated income statement information for Fiscal 1992, Fiscal 1993 and Transition 1993 for Graniteville are as follows:

                                             February      December
                                             28, 1993      31, 1993
                                             --------      --------
                                                 (In thousands)
        Summary Consolidated
          Balance Sheet Information
           Current assets                    $154,258      $177,109
           Properties, net                    105,472       117,950
           Note receivable from Triarc            --         70,446
           Other assets                         3,634         6,130
                                             --------      --------
                                             $263,364      $371,635
                                             ========      ========
           Current liabilities               $ 59,856      $ 58,630
           Long-term debt                      52,896       150,949
           Deferred income taxes               21,374        21,934
           Other liabilities                    1,626         1,706
           Stockholders' equity               127,612       138,416
                                             --------      --------
                                             $263,364      $371,635
                                             ========      ========

                                        Fiscal     Fiscal   Transition
                                         1992       1993       1993
                                        -------    -------   ---------
                                               (In thousands)
        Summary Consolidated Income
         Statement Information
           Operating revenues         $ 456,402  $ 499,060  $ 448,867
           Operating profit              28,786     49,734     30,215
           Income before cumulative
             effect of changes in
             accounting principles       12,263     25,360     10,804
           Net income                    12,263     12,324     10,804

    In Fiscal 1993 Graniteville adopted SFAS 109 and SFAS 106 with the cumulative effect of changes in accounting principles resulting in charges to Graniteville's consolidated statement of earnings amounting to $12,314,000 for SFAS 109 and $722,000, net of Graniteville's taxes of $429,000 for SFAS
106. SEPSCO's equity, net of taxes of $434,000, in such cumulative effect, amounted to a charge of $5,954,000 or $.51 per share.

    Under its new credit facility, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including SEPSCO, in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50,000,000 at the time of the payment (the outstanding principal balance was $72,500,000 as of December 31, 1993) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends to or make any loans or advances to SEPSCO prior to December 31, 1995. Cash dividends received by SEPSCO from its investments in Graniteville under its previous credit facility were $1,038,000 and $3,004,000, in the years ended February 29, 1992 and February 28, 1993, respectively.

CFC Holdings

    SEPSCO presently owns 5.4% of the outstanding common stock of CFC Holdings. The remaining 94.6% of such common stock is currently owned by Triarc. CFC Holdings owns 100% of RC/Arby's Corporation ("RCAC", formerly Royal Crown Corporation, the principal subsidiaries of which are Arby's, Inc. ("Arby's") and Royal Crown Company, Inc. ("Royal Crown", formerly Royal Crown Cola Co.) and Chesapeake Insurance). SEPSCO received its 5.4% in CFC Holdings in July 1991 in exchange for its then 5.4% interest in the common stock of RCAC which at that time owned 100% of Arby's, Royal Crown and Chesapeake Insurance. In connection with a capital restructuring in July 1991, all of the RCAC preferred stock which was owned by Triarc was converted into common stock of RCAC reducing SEPSCO's ownership percentage from its then 48% to 5.4%. The reduction in SEPSCO's ownership in connection with such restructuring resulted in SEPSCO reclassifying as of August 31, 1991, to "Additional paid-in capital", the cumulative equity in net losses of CFC Holdings amounting to $15,210,000 which was previously recorded in "Other liabilities".

    SEPSCO's equity in extraordinary items relates to CFC Holdings and consisted of a charge in Fiscal 1993 of $348,000 due to the early extinguishment of debt.

(8) Income Taxes

    The benefit from (provision for) income taxes consisted of the following components:

                                        Fiscal     Fiscal   Transition
                                         1992       1993       1993
                                        -------    -------   ---------
                                               (In thousands)
    Current:
      Federal                          $   (849)  $   (183)  $    --
      State                                (312)      (227)       --
                                       --------   --------   --------
                                         (1,161)      (410)       --
                                       --------   --------   --------
    Deferred:
      Federal                              (326)    (1,291)     1,195
      State                                  51         30        --
                                       --------   --------   --------
                                           (275)    (1,261)     1,195
                                       --------   --------   --------
                                       $ (1,436)  $ (1,671)  $  1,195
                                       ========   ========   ========

    The difference between the reported tax benefit (provision) and a computed tax benefit (provision) at the Federal statutory rate (34% for Fiscal 1992, 34.2% for Fiscal 1993 and 35% for Transition 1993) is reconciled as follows:

                                        Fiscal     Fiscal   Transition
                                         1992       1993       1993
                                        -------    -------   ---------
                                               (In thousands)
    Income taxes computed at Federal
      statutory tax rate               $ (2,641)  $ (4,871)  $   (292)
    Decrease (increase) in Federal
      taxes from:
        Equity in earnings of
         affiliates                       1,415      3,308      1,571
        State taxes, net of Federal
         income tax benefit                (172)      (130)       --
        Non-deductible consulting
         agreement                          --         --         (80)
        Other, net                          (38)        22         (4)
                                       --------   --------   --------
                                       $ (1,436)  $ (1,671)  $  1,195
                                       ========   ========   ========

    The current deferred tax assets and the non-current deferred tax assets (liabilities) consisted of the following components:

                                             March 1,      December
                                               1993        31, 1993
                                             --------      --------
                                                 (In thousands)
      Current deferred tax assets:

        Alternative minimum tax,
          net operating loss and
          depletion carryforwards            $  7,628      $    --
        Litigation settlement reserve             495           332
        Reserve for losses on contracts           608         1,841
        Accrued employee benefit costs            524           790
        Allowance for doubtful accounts           455           182
        Other                                     146           303
                                             --------      --------
                                                9,856         3,448
        Less valuation allowance                  --         (3,448)
                                             --------      --------
                                             $  9,856      $    --
                                             ========      ========

                                             March 1,      December
                                               1993        31, 1993
                                             --------      --------
                                                 (In thousands)

      Non-current deferred tax assets
        (liabilities):

        Accelerated depreciation             $(18,638)     $ (8,014)
        Reserve for income tax contingencies     (951)         (973)
        Original issue discount                 1,561         1,553
        Non-deductible insurance loss
          reserves paid to affiliate            1,437         1,469
        Reserve for environmental costs         1,115           930
        Alternative minimum tax, net
           operating loss and depletion
           carryforwards                          --          7,303
        Other                                     313            47
                                             --------      --------
                                              (15,163)        2,315
        Less valuation allowance                  --         (2,315)
                                             --------      --------
                                             $(15,163)     $    --
                                             ========      ========

    The net change in the current deferred tax asset and non-current deferred tax liability from March 1, 1993 to December 31, 1993 of $5,307,000 is comprised of a deferred tax benefit from continuing operations of $1,195,000 and a deferred tax benefit from discontinued operations of $4,112,000.

    As of December 31, 1993 SEPSCO had net operating loss carryforwards for federal income tax reporting purposes of approximately $6,400,000. Such carryforwards will expire in the amount of approximately $2,200,000 in the year 2004 and approximately $4,200,000 in the year 2006. In addition SEPSCO has depletion carryforwards of $5,000,000 and alternative minimum tax credit carryforwards of approximately, $3,400,000 both of which have an unlimited carryforward period.

    Deferred income tax (provision) benefit results from timing differences in the recognition of income and expenses for tax and financial reporting purposes. The tax effect of the principal timing differences are as follows (such disclosure is not presented for Transition 1993 as it is not required under SFAS 109):

                                                   Fiscal     Fiscal
                                                    1992       1993
                                                   -------   ---------
                                                     (In thousands)
        Gain on sale of marketable
         security                                 $    --    $ (2,040)
        Book over tax gain on
         repurchase of Debentures                     (764)       --
        Original issue discount                         72         (9)
        Settlement of litigation                       --         442
        Book over tax depreciation                     318        339
        Other                                           99          7
                                                  --------   --------
                                                  $   (275)  $ (1,261)
                                                  ========   ========

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

(9) Long-term Debt


      Long-term debt consists of the following (in thousands):

                                                 February      December
                                                 28, 1993      31, 1993
                                                 --------      --------
    11 7/8% Senior Subordinated Debentures due
     February 1, 1998 (less unamortized
     deferred debt discount of $5,282 and
     $4,203)                                     $ 57,718      $  58,797
    10% - 13% mortgage and equipment notes due
     1994 to 2003                                     546            506
    Other                                               5            --
                                                 --------       --------
                                                   58,269         59,303
      Less current portion of long-term debt        9,046          9,045
                                                 --------       --------
                                                 $ 49,223      $  50,258
                                                 ========       ========

    Aggregate annual maturities, including required sinking fund payments, of long-term debt are as follows as of December 31, 1993 (in thousands):

               Year ended December 31,

               1994                                            $   9,045
               1995                                                9,049
               1996                                                9,053
               1997                                                9,058
               1998                                               27,063
               Thereafter                                            238
                                                               --------
                                                                  63,506
               Less unamortized deferred debt
                 discount at December 31, 1993                     4,203
                                                               --------
                                                               $  59,303
                                                               ========

    SEPSCO is required to retire annually, through a mandatory sinking fund, $9,000,000 principal amount of the Debentures through 1997 with a final payment of $27,000,000 due in 1998. On February 1, 1993 SEPSCO satisfied its mandatory sinking fund requirement due on such date by payment of $8,734,000 in cash and $266,000 of principal amount of the Debentures. The amortization of the discount on the Debentures purchased is reported as a separate line item in the accompanying consolidated statements of operations.

    Under provisions of the indenture (the "Indenture") pursuant to which the Debentures were issued, SEPSCO is not permitted to pay cash dividends and acquire shares of SEPSCO's capital stock as of December 31, 1993.

    The fair value of the Debentures was approximately $4,700,000 and $5,500,000 higher than the carrying values at February 28, 1993 and December 31, 1993, respectively, based on quoted market prices.

    The indenture contains a provision which limits to $100,000,000 the aggregate amount of specified kinds of indebtedness that SEPSCO and its consolidated subsidiaries can incur. At December 31, 1993 such indebtedness was $59,321,000 resulting in allowable indebtedness of $40,679,000.

(10)  Stockholders' Equity

    At December 31, 1993 71.1% of SEPSCO's outstanding common stock, $1.00 par value per share, (the "SEPSCO Common Stock") and all of the convertible preferred stock, Series B, was owned by Triarc. On April 14, 1994, Triarc increased its ownership of SEPSCO's Common Stock to 100% (see Note 15). The convertible preferred stock bears a dividend of 5 1/2% and is convertible into 8,167 shares of common stock at a rate of $3.00 per share.

    Included in "Retained earnings (deficit)" at February 28, 1993 and December 31, 1993 are $3,309,000 and $7,696,000 of net undistributed earnings of unconsolidated affiliates, respectively.

(11)  Lease Commitments

    SEPSCO leases certain machinery, automotive and other equipment primarily from an indirect, wholly-owned subsidiary of Triarc under long-term lease obligations which are accounted for as capital leases in the accompanying consolidated balance sheets. The cost of properties under capital leases amounted to $1,264,000 and $1,029,000 at February 28, 1993 and December 31, 1993, respectively, and the cost of properties under capital leases of discontinued operations (included in "Net non-current assets of discontinued operations") amounted to $54,698,000 and $1,246,000, respectively. The decrease in the cost of properties under capital leases of discontinued operations is the result of the sale of certain businesses (see
Note 3).

    The future minimum lease payments (net of sublease rentals which are not significant) under capital leases and operating leases with an initial noncancelable term in excess of one year are as follows as of December 31, 1993:

                      Capital Leases                 Operating Leases
               ----------------------------    ----------------------------
               Continuing Discontinued        Continuing  Discontinued
               Operations  Operations   Total Operations   Operations   Total
               ----------  ----------   ----- ----------   -----------  -----
                                      (In thousands)
    1994         $  285     $  325    $  610     $  496    $   33    $  529
    1995            195        165       360        246       --        246
    1996            106         74       180         93       --         93
    1997             44         10        54         14       --         14
    1998            --         --        --           9       --          9
    Thereafter      --         --        --           9       --          9
                 ------     ------    ------     ------    ------    ------
    Total
     minimum
     lease
     payments       630        574     1,204     $  867    $   33    $  900
                                                 ======    ======    ======
    Less amounts
     representing
     interest        77         59       136
                 ------     ------    ------
    Present value
     of minimum
     lease
     payments    $  553     $  515    $1,068
                 ======     ======   =======

     Rental expense under operating leases, which is primarily for the rental of office space, was $2,330,000 in Fiscal 1992, $2,012,000 in Fiscal 1993 and $1,470,000 in Transition 1993, of which $537,000, $485,000 and
$370,000 related to continuing operations and $1,793,000, $1,527,000 and $1,100,000 related to discontinued operations.

(12) Retirement and Incentive Compensation Plans

     Substantially all of the employees of the continuing and discontinued businesses are covered under SEPSCO's 401(k) defined contribution plan or one of the multi-employer union plans to which SEPSCO contributes.

     The defined contribution plan allows eligible employees to contribute up to 15% of their total earnings, subject to certain limitations. SEPSCO makes a matching contribution for eligible employees of 25% of the employee's contributions but limited to the first 5% of an employee's compensation and an additional contribution equal to 1/4 of 1% of such employee's total earnings. Total contributions were $368,000 in Fiscal 1992, and $394,000 in Fiscal 1993 and $133,000 in Transition 1993.

     SEPSCO had several defined benefit pension plans, all of which were frozen prior to February 28, 1990. SEPSCO's applications with the Pension Benefit Guaranty Corporation and the Internal Revenue Service for the termination and distribution of surplus pension assets of SEPSCO's defined benefit pension plans were approved during Fiscal 1992. After the purchase of annuities for plan participants, SEPSCO received the net surplus pension assets of $3,226,000 in Fiscal 1992 and $206,000 in Fiscal 1993. Substantially all of the gain on such reversions had previously been reflected through February 28, 1992 in accordance with SFAS 87, including $863,000 in Fiscal 1992. During Fiscal 1993 all remaining prepaid and accrued pension costs existing as of February 28, 1992 were eliminated resulting in a termination gain of $431,000.

     The components of the Fiscal 1992 net periodic pension benefits are as follows (in thousands):


           Service cost                                    $   --
           Interest cost on projected benefit
              obligation                                       604
           Return on plan assets                            (1,241)
           Amortization, net of deferral                      (226)
                                                           --------
           Net periodic pension benefits                   $  (863)
                                                           ========

     An assumed discount rate of 7.0% in Fiscal 1992 and an expected long-term rate on assets of 9%, were used in developing this data. Plan assets were invested in a managed portfolio consisting primarily of money market investments, corporate bonds and common stock of unaffiliated issuers.

     Under certain union contracts, SEPSCO is required to make payments to the union pension funds based upon hours worked by the eligible employees. Payments to the funds amounted to $819,000 in Fiscal 1992, $784,000 in Fiscal 1993 and $536,000 in Transition 1993. Information from the plan administrators of the funds is not available to permit SEPSCO to determine its share of unfunded vested benefits, if any.

     During Transition 1993 Triarc granted stock options to certain key employees of SEPSCO under Triarc's Amended and Restated 1993 Equity Participation Plan. Of such options 10,000 were granted at an option price of $20.00 that was lower than the fair market value of Triarc's Class A Common Stock at the date of grant of $31.75. The aggregate difference of $118,000 between the option price and the fair market value at the date of grant is being amortized to compensation expense over the applicable vesting period through 1998. Compensation expense resulting from the grants was $8,000 during Transition 1993 and is included in "Selling, general and administrative expenses" in the accompanying consolidated statement of operations.

(13)  Transactions with Affiliates

     In Fiscal 1993, SEPSCO increased its borrowings from Chesapeake Insurance by $8,400,000 to $14,043,000. The additional borrowings were used to provide the necessary funds to meet SEPSCO's mandatory sinking fund requirements due February 1, 1993. The loans from Chesapeake Insurance were payable on demand and bore interest at an annual rate of 11 7/8%. In addition such loans were secured by a pledge of approximately 100% of the stock of SEPSCO's Public Gas subsidiary. On April 23 1993 SEPSCO paid in full such loans amounting to $14,426,000 including $383,000 of accrued interest to Chesapeake Insurance (see Note 5).

     In Fiscal 1992 SEPSCO purchased 15,000 convertible redeemable preferred shares of Chesapeake Insurance for $1,500,000 (see Note 7).

     Prior to the Change in Control, SEPSCO received from Triarc certain management services including legal, accounting, tax, insurance, financial and other management services. The portion of these costs allocated to SEPSCO under a management services agreement (the "Former Management Services Agreement") was $2,063,000 in Fiscal 1992, $2,033,000 in Fiscal 1993 and $557,000 in Transition 1993 (of which $268,000, $264,000 and $92,000, respectively, was allocated to continuing operations and $1,795,000, $1,769,000 and $465,000, respectively, was allocated to discontinued operations). Such costs were allocated to SEPSCO by Triarc based first directly on the cost of the service provided and then, for those costs which could not be directly allocated, based upon the relative revenues and tangible assets of the affiliated companies. Management of SEPSCO believes the cost of such services would have been higher if SEPSCO had operated as an entity unaffiliated with Triarc. Effective April 23, 1993, SEPSCO entered into a new management services agreement (the "New Management Services Agreement") with Triarc which revised the allocation method of these costs which can not be directly allocated. As revised, such costs are allocated based upon the relative sum of the greater of earnings before income taxes, depreciation and amortization and 10% of revenues. The portion of these costs allocated to SEPSCO under the New Management Services Agreement was $2,699,000 in Transition 1993 (of which $447,000 was allocated to continuing operations and $2,252,000 was allocated to discontinued operations). Management of SEPSCO believes that such allocation method approximates the costs that would have been incurred if SEPSCO had operated as an entity unaffiliated with Triarc. Additionally, SEPSCO was allocated certain uncollectible amounts owed to Triarc for similar management services to certain former affiliates of SEPSCO amounting to $849,000 in Fiscal 1992, $1,781,000 in Fiscal 1993 and $150,000 in Transition 1993 (of which $110,000,
$232,000 and $25,000, respectively, was allocated to continuing operations and $739,000, $1,549,000 and $125,000, respectively, was allocated to discontinued operations). These amounts were allocated principally on the same basis as the costs of the management services, an allocation method the management of SEPSCO believes is reasonable. Such costs to SEPSCO would have been lower if SEPSCO had operated as an unaffiliated entity of Triarc to the extent the cost of such services would not have been incurred had services not been provided to the entities unable to pay. Such amounts are included in "Selling, general and administrative expenses" and "Loss from discontinued operations, net of income taxes" in the accompanying consolidated statements of operations.

     Until January 31, 1994 SEPSCO, through Triarc, leased office space from a trust for the benefit of Victor Posner and his children (the "Posner Lease"). Rent allocated by Triarc to SEPSCO amounted to $1,467,000 in Fiscal 1992, $1,055,000 in Fiscal 1993 and $163,000 (which is net of a credit relating to prior years resulting from the decrease in rent noted below) in Transition 1993 (of which $191,000, $137,000 and $27,000, respectively, was allocated to continuing operations and $1,276,000, $918,000 and $136,000, respectively, was allocated to discontinued operations). The Posner Lease, which would have expired in 1993, was renewed by Triarc and in accordance therewith in January 1993 rental expense was reduced by approximately 50%. Such amounts are included in "Selling, general and administrative expenses" and "Income (loss) from discontinued operations, net of income taxes" in the accompanying consolidated statements of operations. During Transition 1993, SEPSCO also recorded a provision of $2,840,000 (of which $471,000 was allocated to continuing operations and $2,369,000 was allocated to discontinued operations) for its share of the remaining payments on the Posner Lease due to its cancellation effective January 31, 1994. Such amounts are included in "Selling, general and administrative expenses" and "Income (loss) from discontinued operations, net of income taxes" in the accompanying consolidated statements of operations. During Fiscal 1992, Fiscal 1993 and Transition 1993 until April 23, 1993, the rent was allocated based on direct square footage utilized and the relative net revenues and tangible assets of SEPSCO. Effective with the Change in Control the rent allocation method was changed and is now based solely on direct square footage utilized and the relative net revenues of SEPSCO, a method management of SEPSCO believes is reasonable. Had SEPSCO not occupied space under Triarc's long-term lease obligation or been allocated rent for indirect usage, given the competitive rental market during the relevant periods, management of SEPSCO believes that its rent costs on a stand alone basis would have been substantially lower through December 31, 1992.

     In addition, SEPSCO incurred interest expense at 18% on unpaid balances due to Triarc for management services and rent under the Former Management Services Agreement of $737,000 in Fiscal 1992, $652,000 in Fiscal 1993 and $(68,000) (which is net of a credit relating to prior years) in Transition 1993 (of which $96,000, $85,000 and $(11,000), respectively, was allocated to continuing operations and $641,000, $567,000 and $(57,000), respectively, was allocated to discontinued operations).

     Chesapeake Insurance provided certain insurance and reinsurance of certain risks to SEPSCO until October 1993 at which time Chesapeake Insurance ceased writing all insurance and reinsurance. The net premium expense incurred was $9,416,000 in Fiscal 1992, $10,688,000 in Fiscal 1993 and $9,791,000 in Transition 1993 (of which $997,000, $1,064,000 and $969,000 respectively, was allocated to continuing operations and $8,419,000, $9,624,000 and $8,822,000, respectively, was allocated to discontinued operations). In addition, Insurance and Risk Management, Inc., an affiliated company until April 23, 1993, acted as agent or broker in connection with insurance coverage obtained by SEPSCO and also provided claims processing services. The commissions and payments incurred for such services were $528,000 in Fiscal 1992, $488,000 in Fiscal 1993 and $50,000 in Transition
1993 (of which $56,000, $49,000 and $8,000, respectively, was allocated to continuing operations and $472,000, $439,000 and $42,000, respectively, was allocated to discontinued operations).

     SEPSCO's machinery and automotive equipment under capital lease for the continuing and discontinued operations are leased from an indirect, wholly-owned subsidiary of Triarc. Interest charges on these lease obligations amounted to $3,629,000 in Fiscal 1992, $3,156,000 in Fiscal 1993 and $1,885,000 in Transition 1993 (of which $76,000, $72,000 and $56,000, respectively, was allocated to continuing operations and $3,553,000, $3,084,000 and $1,829,000, respectively, was allocated to discontinued operations).

(14) Significant Transition 1993 Charges

     The accompanying condensed consolidated statements of operations include the following significant charges recorded in Transition 1993 (in thousands):


     Estimated cost allocated to SEPSCO by Triarc
       to terminate the lease on Triarc's existing
       corporate facilities                               $ 2,840
     Costs allocated to SEPSCO by Triarc related
       to a five-year consulting agreement extending
       through April 1998 between Triarc and the
       former Vice Chairman of Triarc                       1,374
     Estimated cost to relocate SEPSCO's corporate
       office                                                 500
                                                           ------
     Total facilities relocation and corporate
       restructuring charges (a)                            4,714    (1)
     Estimated cost allocated to SEPSCO by Triarc for
       compensation paid to the Special Committee of
       the Board of Directors of Triarc (b)                   625    (2)
     Write-down of certain unprofitable properties (c)      8,000    (4)
     Income tax benefit relating to the above charges      (4,523)   (3)
     Write-off of investment in Chesapeake Insurance
       (see Note 7)                                         1,500
     Loss on disposal of discontinued operations,
       without income tax benefit (see Note 3)             13,910    (4)
     Provision for income tax contingencies and other
       income tax matters                                     600    (5)
     Equity in significant charges of affiliates, net
       of taxes (d)                                         4,025
     Cumulative effect of changes in accounting
       principles (see Note 7)                             (7,515)
                                                          -------
                                                          $21,336
                                                          =======


     (1) $782,000 included in "Selling, general and administrative expenses" of continuing operations and $3,932,000 included in "Loss from discontinued operations."

     (2) $104,000 included in "Selling, general and administrative expenses" of continuing operations and $521,000 included in "Loss from discontinued operations."

     (3) $(301,000) included in "Benefit from income taxes" of continuing operations and $(4,222,000) included in "Loss from discontinued operations."

     (4) Included in "Loss from discontinued operations."

     (5) $100,000 included in "Benefit from income taxes" of continuing operations and $500,000 included in "Loss from discontinued operations."

     (a) During Transition 1993 results of operations were significantly impacted by facilities relocation and corporate restructuring charges aggregating $4,714,000 consisting of $4,214,000 of charges allocated to SEPSCO by Triarc: (i) estimated allocated cost of $2,840,000 to terminate the lease on Triarc's existing corporate facilities; (ii) total allocated costs of $1,374,000 relating to a five-year consulting agreement (the "Consulting Agreement") extending through April 1998 between Triarc and Steven Posner, the former Vice Chairman of Triarc and $500,000 of estimated direct costs to be incurred by SEPSCO to relocate SEPSCO's corporate office. All of such charges are related to the Change in Control described in Note 5. In connection with the Change in Control, Victor Posner and Steven Posner resigned as officers and directors of Triarc. In order to induce Steven Posner to resign, Triarc entered into the Consulting Agreement with him. The allocated cost related to the Consulting Agreement was recorded as a charge in Transition 1993 because the Consulting Agreement does not require any substantial services and SEPSCO and Triarc do not expect to receive any services that will have substantial value to them. As a part the Change in Control, the Triarc Board of Directors was reconstituted. The first meeting of the reconstituted Triarc Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of Triarc and its subsidiaries operations and management structure, the Triarc Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (i) the strategic decision to manage Triarc in the future on a decentralized rather than on a centralized basis; (ii) the hiring of new executive officers for Triarc; (iii) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team and (iv) the relocation of Triarc and certain subsidiaries, including SEPSCO's corporate headquarters. SEPSCO's allocated cost to terminate the lease on Triarc's existing corporate facilities ($2,840,000) and the cost to relocate SEPSCO's headquarters ($500,000) all stemmed from the decentralization and restructuring plan formally adopted at the April 24, 1993 meeting of the reconstituted Triarc Board of Directors and accordingly, were recorded in Transition 1993.

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

     (c) Represents write-downs in the carrying value of certain unprofitable properties reflecting their estimated impairment as a result of management's re-valuation of such assets.

     (d) SEPSCO's equity in significant charges recorded in Transition 1993, which consisted of both direct charges and charges allocated by Triarc to Graniteville and CFC Holdings is summarized as follows (in thousands):

                                                              CFC
                                               Graniteville Holdings    Total
                                               ------------ --------    -----
      Estimated cost allocated to the
       affiliates by Triarc to terminate
       the lease on Triarc's existing
       corporate headquarters (a)                $  790     $  382    $1,172
      Total cost allocated to the
       affiliates related to the
       Consulting Agreement (a)                     112         79      191
      Estimated cost allocated to
       the affiliates for compensation
       paid to the Special Committee (b)            813         97      910
      Affiliate's facilities relocation
       and corporate restructuring                  --         544      544
      Write-off of investment in Chesapeake
        Insurance                                 1,225        --     1,225
      Insurance loss reserves                       --         540      540
      Other                                         --         419      419
      Less income tax benefit on the above items   (577)      (399)    (976)
                                                 ------     ------   ------
                                                 $2,363     $1,662    $4,025
                                                 ======     ======   ======

(15)  Legal Matters

     In December 1990, a purported shareholder derivative suit (the "Ehrman Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida(the "District Court"). On October 18, 1993, Triarc entered into a settlement agreement (the "Settlement Agreement") with the plaintiff (the "Plaintiff") in the Ehrman Litigation. The Settlement Agreement provides, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of SEPSCO's common stock other than Triarc will receive in exchange for each share of SEPSCO's common stock, 0.8 shares of Triarc's common stock. On November 22, 1993 Triarc and SEPSCO entered into a merger agreement which provided for a subsidiary of Triarc to be merged into SEPSCO in the manner described in the Settlement Agreement(the "Merger"). On January 11, 1994 the District Court approved the Settlement Agreement, and the Merger was approved on April 14, 1994 by SEPSCO's stockholders other than Triarc. As a result of the Merger, Triarc owns 100% of SEPSCO's Common Stock.

     The Settlement Agreement also provides that Plaintiff's counsel and financial advisor will be paid by Triarc, subject to court approval, cash not to exceed $1,250,000 and $50,000, respectively and that Triarc would be responsible for other expenses relating to the issuance of Triarc common shares pursuant to the Merger. SEPSCO had previously accrued such $1,300,000 in the fourth quarter of Fiscal 1993 and accrued additional expenses related to the settlement of the Ehrman Litigation of $400,000 and $1,200,000 in the first and second quarters of Transition 1993, respectively, since SEPSCO originally anticipated it would be responsible for such fees and expenses. However, as previously indicated, the Settlement Agreement established that Triarc and not SEPSCO was responsible for certain of these expenditures and, accordingly, SEPSCO reversed $1,900,000 of previously accrued expenses in the third quarter of Transition 1993 which is included in "Other, net" in the consolidated statement of operations.

     The Merger will be accounted for by Triarc in accordance with the purchase method of accounting. Accordingly, Triarc's additional 28.87% interest in SEPSCO's assets and liabilities will be recorded at their fair values and Triarc's minority interest in SEPSCO will be eliminated. This excess of purchase price over the fair value of the additional interest in the net assets acquired will be amortized on a straight-line basis over 30 years. Triarc has not yet performed a final evaluation of purchase accounting, and accordingly, cannot presently determine the amount of costs in excess of net assets of acquired companies ("Goodwill") that will result from the Triarc Merger. However, assuming that the fair value of the additional interest acquired approximates its book value and based on the market price per share of Triarc's Class A Common Stock on April 14, 1994, Goodwill would increase by approximately $25,000,000 which Triarc will push down to SEPSCO. Such increase in goodwill is net of the portion of the merger consideration which represents the settlement of the Ehrman Litigation (see above).

     Pro forma unaudited condensed summary operating results of SEPSCO for Transition 1993 giving effect to the Merger as if it had been consummated on March 1, 1993, are as follows (in thousands except per share amount):

     Net Sales                                              $  23,394
     Operating profit                                             906
     Loss from continuing operations before
       income taxes                                                (4)
     Benefit from income taxes                                  1,195
     Income from continuing operations                          1,191
     Income from continuing operations per share            $     .10


     SEPSCO and its subsidiaries are defendants in certain other legal proceedings arising out of the conduct of SEPSCO's business. In the opinion of management and counsel, the ultimate outcome of these legal proceedings will not have material adverse effect on the consolidated financial position or results of operations of SEPSCO.

     As a result of certain environmental audits, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's refrigeration operations and has filed appropriate notifications with state environmental authorities and began a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal, in certain instances, of certain contaminated soils. Based on preliminary information and consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates their cost of such remediation and/or removal described above will approximate $3,661,000 of which $1,300,000 was provided in Fiscal 1991, $200,000 in Fiscal 1992 and $2,161,000 in Fiscal 1993 included in "Other, net" in the results of discontinued operations. In connection therewith SEPSCO has incurred actual costs of $1,224,000 through December 31, 1993 and has a remaining accrual of $2,437,000 included in "Net non-current assets of discontinued operations" in the balance sheet above as of December 31, 1993. SEPSCO believes that its current reserves for remediation costs are adequate.

(16) Quarterly Information (Unaudited)

                                          Three months ended
                                --------------------------------------
                                 May 31    Aug. 31   Nov. 30   Feb. 28
                                 -------   -------   -------  --------
                               (In thousands except per share amounts)
Fiscal 1993 (a):
   Net Sales                   $  7,165   $  5,132   $  6,647   $ 9,576
   Income from continuing
    operations                    2,324      1,815      3,227     5,206
   Income (loss) from
    discontinued
    operations (d)                 (579)     1,143        374    (6,480)
   Equity in extraordinary
    items of affiliate              --         --         --       (348)
   Equity in cumulative effect
    of changes in accounting
    principles of affiliate,
    net of taxes (f)             (5,954)       --         --        --
   Net income (loss)             (4,209)     2,958      3,601    (1,622)(b&c)
   Income (loss) per share:
      Continuing operations         .20        .15        .28       .45 (b)
      Discontinued operations      (.05)       .10        .03      (.56)(c)
      Extraordinary items of
        affiliate                   --         --         --       (.03)
      Cumulative effect of
        changes in accounting
        principles of affiliate    (.51)       --         --       --
      Net income (loss)            (.36)       .25        .31      (.14)(b&c)


                                       Three months ended      One month
                                    ------------------------     ended
                                    May 31   Aug. 31  Nov. 30   Dec. 31
                                    -------  -------  -------  --------
                                  (In thousands except per share amounts)
Transition 1993 (a):
   Net sales                        $7,799   $5,308   $6,653    $3,634
   Income (loss) from continuing
    operations                        (893)   2,233     (157)      847
   Loss from discontinued
    operations (d)                  (9,423)     (22) (13,910)      --
   Cumulative effect of changes
    in accounting principles,
    net of taxes (e)                 7,515      --       --        --
   Net income (loss)                (2,801)   2,211  (14,067)      847
   Income (loss) per share:
      Continuing operations           (.07)     .19     (.02)      .08
      Discontinued operations         (.81)     --     (1.19)      --
      Cumulative effect of
        changes in accounting
        principles                     .64      --       --        --
   Net income (loss)                  (.24)     .19    (1.21)      .08

- ------------

(a) Quarterly information has been retroactively restated to reflect the discontinuance of utility and municipal services, refrigeration and natural gas and oil operations in Transition 1993.

(b) Includes a gain from sale of marketable security of $6,000,000 and a $1,300,000 provision for the settlement of certain litigation.

(c) Includes a provision for anticipated losses on construction contracts in progress of $1,608,000 and other fourth quarter adjustments of $820,000 related to net realizable value of oil and gas properties and plugging and abandonment of wells. Includes a $375,000 provision for settlements of certain litigation and a $2,100,000 provision for environmental costs.

(d) For discussion see Note 3 - Discontinued Operations.

(e) For discussion see Note 1 - Summary of Significant Accounting Policies.

(f) For discussion see Note 7 - Investment in Affiliates.


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

                               Not Applicable.


                                  PART III

   The information required by Part III of this Form 10-K is incorporated herein by reference from SEPSCO's Proxy.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(A) 1.  Financial Statements

      See Index to Financial Statements (Item 8)

    2.  Financial Statement Schedules:

    II. Amounts Receivable From Related Parties -- Two Years Ended February 28, 1993 and Ten Months Ended December 31, 1993
    IX. Short-term Borrowings -- Two Years Ended February 28, 1993 and Ten Months Ended December 31, 1993
     X. Supplementary Income Statement Information -- Two Years Ended February 28, 1993 and Ten Months Ended December
        31, 1993

      All other schedules are omitted because they are not applicable or the required information in the Consolidated Financial Statements or notes thereto.

    3.  Exhibits:

    Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at 777 South Flagler Drive, Suite 1000E, West Palm Beach, Florida 33401.

    2.1 Agreement and Plan of Merger dated as of November 22, 1993 among Southeastern Public Service Company ("SEPSCO"), Triarc Companies, Inc. ("Triarc") and SEPSCO Merger Corporation, incorporated herein by reference to Exhibit 2.1 to SEPSCO's Definitive Proxy Statement (the "SEPSCO Proxy"), filed pursuant to Regulation 14A on March 11, 1994 (SEC file #1-4351).

    3.1 Certificate of Incorporation of SEPSCO, incorporated herein by reference to Exhibit 3.1 to SEPSCO's Annual Report on Form 10-K for the fiscal year ended February 28, 1981 (SEC file #1-4351).

    3.2  Certificate of Amendment dated September 24, 1984 to the
         Certificate of Incorporation of SEPSCO, incorporated herein by reference to Exhibit 3.2 to SEPSCO's Annual Report on Form 10-K for the fiscal year ended February 28, 1985 (SEC file #1-4351).

    3.3 By-Laws of SEPSCO, incorporated herein by reference Exhibit 3.2 to SEPSCO's Annual Report on Form 10-K for the fiscal year ended February 28, 1981 (SEC file #1-4351).

    4.1 SEPSCO Indenture dated as of February 1, 1983, incorporated herein by reference to Exhibit 4(a) to SEPSCO's Registration Statement on Form S-2 dated January 18, 1983 (SEC file #2-81393).

    10.1 Memorandum of Understanding dated as of September 13, 1993 between Triarc and William Ehrman, individually and derivatively on behalf of SEPSCO, incorporated herein by reference to Exhibit 10.1 to Triarc's Current Report on Form 8-K dated September 13, 1993 (SEC file #1-2207).

    10.2 Stipulation of Settlement of the Ehrman Litigation dated as of October 18, 1993, incorporated herein by reference to Exhibit 1 to Triarc's Current Report on Form 8-K dated October 15, 1993 (SEC file #1-2207).

    10.3 Form of Former Management Services Agreement between Triarc and certain other corporations, including SEPSCO, incorporated herein by reference to Exhibit 10.10 to Triarc's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (SEC file #1-2207).

    10.4 Form of New Management Services Agreement between Triarc and certain of its subsidiaries, including SEPSCO, incorporated herein by reference to Exhibit 10.10 to Triarc's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (SEC file #1-2207).

    21.1 Subsidiaries of the Registrant*

____________
*being filed herewith

(B) Reports on Form 8-K:

   During December 1993, the registrant filed reports on Form 8-K on the following dates with respect to the following matters:
   Date                     Subject Matter
   ----                     --------------

December 22, 1993           Completion of the sale of SEPSCO's utility and
                            municipal services business segment and
                            reevaluation by SEPSCO of its estimated gain or loss from the role of its discontinued operations.

(D) Financial Statements:
   Consolidated financial statements of Graniteville Company for each of the two years in the period ended February 28, 1993 and the ten month period from March 1, 1993 to January 2, 1994.

    Financial statements, financial statement schedules and report of independent certified public accountants with respect to Graniteville Company are included immediately following Exhibit 21.1.
PAGE

                          SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOUTHEASTERN PUBLIC SERVICE COMPANY
                                                  (Registrant)

                                                   NELSON PELTZ
                                      By:---------------------------------
                                                   Nelson Peltz
Dated:  April 15, 1994                Chairman and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of April, 1994 by the following persons on behalf of the registrant in the capacities indicated.

      Signature                                   Titles
      ---------                                   ------

   NELSON PELTZ                              Chairman and Chief Executive
- ---------------------------                  Officer, and Director
   (Nelson Peltz)                            (Principal Executive Officer)


   PETER W. MAY                              President and Chief Operating
- ---------------------------                  Officer, and Director
   (Peter W. May)                            (Principal Operating Officer)


   LEON KALVARIA                             Vice Chairman and Director
- ---------------------------
   (Leon Kalvaria)


   JOSEPH A. LEVATO                          Executive Vice President and
- -----------------------------Chief Financial Officer
   (Joseph A. Levato)                (Principal Financial Officer)


   FRED H.SCHAEFER                           Vice President and Chief
- -----------------------------    Accounting Officer
   (Fred H. Schaefer)                        (Principal Accounting Officer)
PAGE

                                                                                                Schedule II
SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
Amounts Receivable From Related Parties and Underwriters, Promoters
And Employees Other Than Related Parties
Two years ended February 28, 1993 and ten months ended December 31, 1993
(In thousands)

                                                -Additions-                               Balance at
                                               Interest and                               end of period
                                  Balance at   amortization     -----Deductions-----    -----------------
                        Name of   beginning     of deferred     Offset of                          Not
                        Debtor    of period    debt discount     payable    Payments    Current  current
                        -------   ----------   -------------    ---------   --------    -------  -------
Year ended February
  29, 1992              Triarc     $55,847        7,336           7,209         --      $   687  $55,287
                                   -------        -----           -----      ------     -------  -------
Year ended February
  28, 1993              Triarc     $55,974        7,336           9,854       1,201     $25,717  $26,538
                                   -------        -----           -----      ------     -------  -------
Ten months ended
  December 31, 1993     Triarc     $52,255        3,526           3,308      27,115     $   --   $25,358
                                   -------        -----           -----      ------     -------  -------

PAGE

                                                                                                      Schedule IX
SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
Short-term Borrowings
Two years ended February 28, 1993 and ten months ended December 31, 1993
(Dollars in thousands)

                                                                Maximum amount   Average amount   Weighted average
                                    Balance       Weighted       outstanding      outstanding      interest rate
                                    at end         average        during the       during the        during the
  Classification                   of period    interest rate       period         period (1)          period
  --------------                   ----------   -------------   --------------   --------------   ----------------
Year ended February 29, 1992:

  Accounts receivable financing     $8,789           27.9%          $10,679          $7,763            28.9%
                                    ------           -----          -------          ------            -----
Year ended February 28, 1993:

  Accounts receivable financing     $9,536           25.6%          $11,641          $8,609            24.7%
                                    ------           -----          -------          ------            -----
Ten months ended December 31, 1993:

  Accounts receivable financing     $  --             -- %          $12,689          $10,542           20.8%
                                    ------           -----          -------          -------           -----


(1)   The average amount outstanding during the year was computed on a daily or month-end weighted average basis.  The weighted average interest rate was computed by expressing interest and commissions expense applicable to these borrowings as a percentage of the weighted average outstanding borrowings.

PAGE

                                                                                                            Schedule X
SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
Supplementary Income Statement Information
Two years ended February 28, 1993 and ten months ended December 31, 1993
(In thousands)

                                                     Year ended        Ten months
                                                 February 28 or 29,      ended
                                                -------------------   December 31,
                                                  1992       1993         1993
                                                 ------     ------       ------
Maintenance and Repairs                           $864       $982         $745

Taxes, other than payroll and income taxes        $611       $710         $607


Note: Other supplementary items are less than 1% of operating revenues in each year.  Information presented above has been restated for discontinued operations.

PAGE

                                                             Exhibit 21.1
            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                       Subsidiaries of the Registrant
                               April 15, 1994



      The subsidiaries of Southeastern Public Service Company, their respective states or jurisdictions of organization and the names under which such subsidiaries do business are as follows:

                                                      State or Jurisdiction
                                                      Under which Organized
                                                      ---------------------

 Crystal Ice & Cold Storage, Inc.                          Delaware
 Houston Oil & Gas Company, Inc.                           Delaware
 Northwestern Ice & Cold Storage Company                   Oregon
 Public Gas Company (formerly Southeastern
   Propane Gas Company)                                    Florida
 Royal Palm Ice Company                                    Florida
 SEPSCO Merger Corporation                                 Delaware
 Southeastern Gas Company                                  Delaware
   Geotec Engineers, Inc.                                  West Virginia
 Western Refrigeration & Cold Storage Company              California

PAGE

                    GRANITEVILLE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 2, 1994

                            TOGETHER WITH REPORT

                                     OF

                  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
PAGE

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders,
 Graniteville Company:

 We have audited the accompanying consolidated balance sheets of Graniteville Company (a South Carolina corporation and 49% owned by Southeastern Public Service Company and 51% owned by Triarc Companies, Inc., formerly DWG Corporation) and Subsidiaries as of January 2, 1994 and February 28, 1993, and the related consolidated statements of income and retained earnings and cash flows for the ten month period ended January 2, 1994 and for each of the two years in the period ended February 28, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graniteville Company and Subsidiaries as of January 2, 1994 and February 28, 1993, and the results of their operations and their cash flows for the ten month period ended January 2, 1994 and for each of the two years in the period ended February 28, 1993, in conformity with generally accepted accounting principles.

 As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions effective March 2, 1992.

 Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules V, VI, VIII and IX for the ten month period ended January 2, 1994, and for each of the two years in the period ended February 28, 1993 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                  Arthur Andersen & Co.

Columbia, South Carolina
  February 25, 1994.
    (Except with respect to the matter
     discussed in Note 7, as to which
     the date is March 10, 1994).
                    GRANITEVILLE COMPANY AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                              February 28,      January 2,
                                                  1993             1994
                                                  ----             ----
                                                      (In thousands)
      Assets
Current assets:
  Cash and equivalents                          $  1,235          $  2,324
  Receivables, net (Notes 1 and 7)                65,463            84,489
  Inventories (Notes 1, 3 and 7)                  81,150            89,052
  Other current assets                             1,326             1,244
                                                --------          --------
    Total current assets                         149,174           177,109
                                                --------          --------
Properties, at cost (Notes 1, 5 and 7)           160,187           178,937
Less accumulated depreciation and amortization    54,715            60,987
                                                --------          --------
                                                 105,472           117,950
                                                --------          --------
Note receivable from Triarc (including
  accrued interest)  (Notes 2 and 7)                -               70,446
Other assets                                       3,634             6,130
                                                --------          --------
                                                $258,280          $371,635
                                                ========          ========
      Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term
    debt (Note 7)                               $  9,809          $ 12,174
  Accounts payable                                24,750            24,621
  Accrued salaries and wages (Note 13)             8,741             5,271
  Deferred income taxes (Notes 1 and 6)            5,482             6,506
  Other current liabilities                        5,990            10,058
                                                --------          --------
    Total current liabilities                     54,772            58,630

Long-term debt (Notes 2 and 7)                    52,896           150,949
Deferred income taxes (Notes 1 and 6)             21,374            21,934
Other liabilities                                  1,626             1,706
                                                --------          --------
                                                 130,668           233,219
                                                --------          --------
Commitments and contingencies (Notes 8 and 11)

Stockholders' equity:
  Common stock, $5.00 par value; 10,000,000
    shares authorized; 4,984,045 shares issued    24,920            24,920
  Additional paid-in capital                      41,712            41,712
  Retained earnings                               60,980            71,784
                                                --------          --------
    Total stockholders' equity                   127,612           138,416
                                                --------          --------
                                                $258,280          $371,635
                                                ========          ========

        See accompanying notes to consolidated financial statements.

                    GRANITEVILLE COMPANY AND SUBSIDIARIES
           Consolidated Statements of Income and Retained Earnings

                                            Year Ended         Ten Months
                                      -----------------------     Ended
                                      March 1,   February 28,  January 2,
                                        1992         1993         1994
                                        ----         ----         ----
                                                (In thousands)

Operating revenues                    $456,402     $499,060     $448,867
                                      --------     --------     --------

Operating costs and expenses:
  Cost of sales                        387,946      402,190      369,132
  Depreciation and amortization          9,897       10,379       11,067
  General and administrative
    expenses (Notes 10, 13 and 14)      27,273       34,902       36,610
  Facilities relocation and
   corporate restructuring charges
   (Notes 12 and 14)                     2,500        1,855        1,843
                                      --------     --------     --------
                                       427,616      449,326      418,652
                                      --------     --------     --------
     Operating profit                   28,786       49,734       30,215
                                      --------     --------     --------

Other expenses (income):
  Interest expense                      11,941        9,282       12,024
  Interest income                         (100)        (199)         (79)
  Interest income from
   Triarc (Note 2)                         --           --        (4,452)
  Loss on investment in Chesapeake
   Insurance Company Limited
   (Note 10)                               --           --         2,500
  Other, net                              (280)         (41)        (520)
                                      --------     --------     --------
                                        11,561        9,042        9,473
                                      --------     --------     --------
  Income before income taxes
    and cumulative effect of
    accounting changes                  17,225       40,692       20,742

Provision for income taxes               4,962       15,332        9,938
                                      --------     --------     --------
  Income before cumulative effect
    of changes in accounting
    principles                          12,263       25,360       10,804

Cumulative effect of changes in
  accounting principles (Note 4)           --       (13,036)         --
                                      --------     --------     --------
  Net income                            12,263       12,324       10,804

Retained earnings at beginning
   of period                            44,643       54,788       60,980
  Cash dividends on common stock        (2,118)      (6,132)         --
                                      --------     --------     --------
Retained earnings at end of period    $ 54,788     $ 60,980     $ 71,784
                                      ========     ========     ========

        See accompanying notes to consolidated financial statements.
PAGE

             GRANITEVILLE COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                            Year Ended         Ten Months
                                      -----------------------     Ended
                                        March 1, February 28,  January 2,
                                         1992        1993         1994
                                         ----        ----         ----
                                                (In thousands)
Cash flows from operating activities:
  Net income                             $ 12,263   $  12,324   $ 10,804
  Adjustments to reconcile net income
    to net cash and equivalents provided
    by (used in) operating activities:
  Depreciation and amortization             9,897      10,379     11,067
  Amortization of deferred financing
    costs                                     --          --         893
  Increase in deferred income taxes,
    net of accounting changes               2,996       3,142      1,584
  Provision for doubtful accounts             160       1,421        999
  Interest receivable from Triarc             --          --      (3,846)
  Loss on investment in Chesapeake
   Insurance Company Limited                  --          --       2,500
  Cumulative effect of changes in
   accounting principles                      --       13,036        --
  Other, net                                   44          71       (464)
  Decrease (increase) in:
  Receivables                                 (15)    (34,682)   (20,025)
  Inventories                                 221      (3,476)    (7,902)
  Other current assets                      2,684        (237)      (196)
  Increase (decrease) in:
  Accounts payable                          2,466       1,368       (129)
  Other current liabilities                (7,863)      3,928        697
  Other liabilities                           --          429         80
                                         --------    --------   --------
     Net cash and equivalents
       provided by (used in)
       operating activities                22,853       7,703     (3,938)
                                         --------    --------   --------
Cash flows from investing activities:
  Capital expenditures                    (11,384)     (9,731)   (22,599)
  Advance to Triarc                           --          --     (66,600)
  Proceeds from sale of machinery and
    equipment                                 245         508        540
  Other, net                               (3,070)        236        112
                                         --------    --------   --------
     Net cash and equivalents
       used in investing
       activities                         (14,209)     (8,987)   (88,547)
                                         --------    --------   --------
Cash flows from financing activities:
  Increase (decrease) in short-term
    borrowings                              1,959      (1,959)       --
  Repayment of long-term debt             (10,378)     (8,478)   (69,810)
  Additions to long-term debt                 702      18,750    169,384
  Payment of dividends on common stock     (2,118)     (6,132)       --
  Increase in deferred financing costs        --         (500)    (6,000)
                                         --------    --------   --------
     Net cash and equivalents
       provided by (used in)
       financing activities                (9,835)      1,681     93,574
                                         --------    --------   --------
Net increase (decrease) in cash and
  equivalents                              (1,191)        397      1,089

Cash and equivalents at beginning
  of period                                 2,029         838      1,235

                                         --------    --------   --------
Cash and equivalents at end of period    $    838   $   1,235   $  2,324
                                         ========    ========   ========
Supplemental disclosures of cash flow
  information:
    Cash paid (received) during the
      period for:

  Interest                               $ 11,974   $   9,334   $ 11,183
                                         ========    ========   ========

  Income taxes                           $ (8,516)  $   8,105   $  9,301
                                         ========   =========   ========

Supplemental schedule of non-cash
  investing and financing activities:

  Total capital expenditures             $ 11,399   $  10,075   $ 23,443
  Capital expenditures financed
    by capital leases                         (15)       (344)      (844)
                                         --------    --------   --------

                                         $ 11,384   $   9,731   $ 22,599
                                         ========    ========   ========

        See accompanying notes to consolidated financial statements.
PAGE

             GRANITEVILLE COMPANY AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                               January 2, 1994

(1)   Summary of Significant Accounting Policies

      Basis of Presentation

      Graniteville Company ("the Company") is a 51% owned subsidiary of Triarc Companies, Inc. (formerly DWG Corporation and referred to herein as "Triarc" and, collectively with its subsidiaries, "Triarc Companies") and 49% owned by Southeastern Public Service Company ("SEPSCO"). At January 2, 1994, SEPSCO was 71% owned by Triarc.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, C. H. Patrick & Co., Inc. ("C. H. Patrick") and Graniteville International Sales, Inc. ("Graniteville International"), an inactive corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

      Fiscal Year/Change in Fiscal Year

      On October 27, 1993, the Board of Directors of Triarc approved a change in Triarc's fiscal year from a fiscal year ending April 30 to a calendar year ending December 31 effective for the transition period ending December 31, 1993. The fiscal years of all of Triarc's subsidiaries which did not end on December 31 were also so changed. Accordingly, the Company has adopted a 52-53 week period ending on the Sunday nearest the last day of December. As used herein, "Transition 1993" refers to the ten month period (44 weeks) ended January 2, 1994, "Fiscal 1993" refers to the year (52 weeks) ended February 28, 1993 and "Fiscal 1992" refers to the year (52 weeks) ended March 1, 1992.

      Inventories

      The Company's inventories, consisting of materials, labor and overhead, are valued at the lower of cost or market. Cost for substantially all inventories is determined on the last-in, first-out ("LIFO") basis.

      Depreciation

      Depreciation is computed principally on the straight-line basis using the estimated useful lives of the related major classes of properties:
      3 to 6 years for automotive and transportation equipment; 12 to 14 years for machinery and equipment; and 15 to 60 years for buildings and improvements. Gains and losses arising from disposals are included in current operations.

      Amortization of Deferred Financing Costs

      Deferred financing costs are being amortized as interest expense over the life of the respective debt using the interest rate method. Unamortized deferred financing costs are included in "Other assets" in the accompanying consolidated balance sheets.
      Research and Development

      Research and development costs are expensed during the year in which the costs are incurred and amounted to $691,000 in Fiscal 1992, $744,000 in Fiscal 1993, and $640,000 in Transition 1993.

      Income Taxes

      The Company files a consolidated Federal income tax return with its wholly-owned subsidiaries.

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

      Revenue Recognition

      The Company records revenues principally when inventory is shipped.
      The Company also records revenues to a lesser extent on a bill and hold basis under which the goods are complete, packaged and ready for shipment; such goods are effectively segregated from inventory which is available for sale; the risks of ownership of the goods have passed to the customer; and such underlying customer orders are supported by written confirmation.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company's customers consist of domestic and foreign apparel producers and other users of textile products. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. In addition, the Company factors, on a non-recourse basis, a significant volume of accounts receivable, thereby reducing its exposure to credit risk. Historically, the Company has not incurred material credit-related losses.

      Major Customer

      Sales to a group of customers under common control totaled approximately 11%, 14%, and 11%, of the Company's sales in Fiscal 1992, Fiscal 1993, and Transition 1993, respectively. No other customer or similar group accounted for more than 10% of the Company's sales in such periods.

      Reclassifications

      Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

(2)   Change in Control and the Triarc Reorganization

      On April 23, 1993, DWG Acquisition Group, LP ("DWG Acquisition"), a newly formed limited partnership controlled by Nelson Peltz and Peter
      W. May, acquired control of Triarc from Victor Posner, the former Chairman and Chief Executive Officer of Triarc, and certain entities controlled by him (collectively, "Posner") through a series of related transactions (the "Reorganization"). Immediately prior to the Reorganization, Posner owned approximately 46% of the outstanding common stock of Triarc.

      The principal elements comprising the equity portion of the Reorganization included the following components:

            DWG Acquisition purchased from Posner 5,982,867 shares of Triarc's Class A common stock, par value $.10 per share (the "Triarc Class A Common Stock"), representing approximately 28.6% of Triarc's common equity outstanding immediately after the Reorganization, for $12.00 per share, or an aggregate purchase price of $71,794,000.

            All of the remaining shares of the Class A Common Stock owned by Posner were exchanged for shares of newly-created, non-voting, convertible redeemable preferred stock of Triarc.

            Victor Posner and his son, Steven Posner, the former Vice Chairman of Triarc Companies, resigned as directors, officers and employees of Triarc Companies and all of its subsidiaries. In connection with such resignations, Victor Posner did not receive any severance payments. However, in order to induce Steven Posner to resign, Triarc entered into a five year consulting agreement (the "Consulting Agreement") with Steven Posner which provides for an initial payment of $1,000,000 at the commencement of the term of such agreement and an annual consulting fee of $1,000,000. The Consulting Agreement does not require Steven Posner to provide any substantial services to Triarc and Triarc presently does not expect that it will receive any such services from him. As a result, the $6,000,000 aggregate amount of payments required under the Consulting Agreement was expensed in Triarc's fiscal year ended April 30, 1993, of which $229,000 has been allocated to the Company and is included in "Facilities Relocation and Corporate Restructuring Charges" (see Note 14).

            Affiliates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and of Merrill Lynch & Co. ("Merrill Lynch" and together with DLJ, the "DLJ/Merrill Lynch Investors") purchased from Triarc an aggregate of 833,332 newly issued shares of Triarc Class A Common Stock, representing approximately 4.0% of the Triarc Class A Common Stock outstanding immediately after the Reorganization, for $12.00 per share, the same price at which DWG Acquisition purchased its Triarc Class A Common Stock. The aggregate price approximated $10,000,000 (the "Equity Financing").

      Concurrently with the consummation of the Reorganization (the "Closing"), certain debt of Triarc and its subsidiaries, including the Company, was refinanced in order to reduce borrowing costs and to make available additional funds for general working capital and liquidity purposes. The principal refinancing transactions consummated in connection with the Reorganization included the establishment of a new $180,000,000 credit facility for Graniteville (the "Graniteville Credit Facility") providing for $80,000,000 of term loans and $100,000,000 of revolving credit loans (see Note 7).

      The following table summarizes the intended aggregate sources and uses of funds by the Company in connection with the Triarc Reorganization (in thousands):

            Sources:
                  Term Loan                                       $ 80,000
                  Revolving Credit Loan                            100,000
                                                                  --------
                  Total sources of funds                          $180,000
                                                                  ========
            Uses:
                  Repay debt                                      $ 82,200
                  Advance to Triarc                                 66,600
                  Fees and expenses                                  6,000
                  Fund capital expenditures and working capital     25,200
                                                                  --------
                  Total uses of funds                             $180,000
                                                                  ========


      The advance to Triarc is evidenced by a note receivable which bears interest at the rate of 9.5% per annum and is due on April 15, 2003. Interest only is payable semi-annually either in cash or by the issuance of additional notes identical to the original note, at the option of Triarc. However, at least 20% of each interest payment due through and including April 15, 1995 must be in cash and at least 40% of each interest payment thereafter must be in cash. As of January 2, 1994, the note receivable from Triarc consists of the following (in thousands):

                        Advance to Triarc     $ 66,600
                        Capitalized interest     2,427
                        Accrued interest         1,419
                                              --------
                                              $ 70,446
                                              ========

(3)   Inventories

      The following is a summary of the major classifications of inventories:

                                        February 28,         January 2,
                                            1993                1994
                                            ----                ----
                                                (In thousands)

            Raw materials               $ 15,696           $ 16,808
            Work in process                5,516              6,193
            Finished goods                57,512             63,400
            Supplies                       2,426              2,651
                                        --------           --------
                                        $ 81,150           $ 89,052
                                        ========           ========


      Had the first-in, first-out method been used, inventories would have been approximately $2,500,000 higher at February 28, 1993 and January 2, 1994.

(4)   Changes in Accounting Principles

      Effective March 2, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109") and SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The Company's adoption of such standards resulted in a charge of $13,036,000 to the Company's results of operations for Fiscal 1993. Such charge consisted of $12,314,000 and $722,000, net of applicable income taxes of $429,000, related to SFAS 109 and SFAS 106, respectively, and is reported in the "Cumulative effect of changes in accounting principles".

(5)   Properties

      The following is a summary of the major classifications of properties:

                                           February 28,      January 2,
                                               1993             1994
                                               ----             ----
                                                   (In thousands)
            Land                            $  4,358              $4,358
            Buildings and improvements        25,717         35,083
            Machinery and equipment          125,325        134,628
            Automotive and
              transportation equipment         4,787          4,868
                                            --------       --------
                                             160,187        178,937
            Less accumulated depreciation
              and amortization                54,715         60,987
                                            --------       --------
                                            $105,472       $117,950
                                            ========       ========

(6)   Income Taxes

      The provision for income taxes consists of the following components:

                                                               Ten Months
                                            Year Ended            Ended
                                      -----------------------  ----------
                                      March 1,   February 28,  January 2,
                                        1992         1993         1994
                                        ----         ----         ----
                                                (In thousands)

     Current:
       Federal                        $  1,974     $ 11,109            $ 7,124
       State                                 7          835        1,229
                                      --------     --------     --------
                                         1,981       11,944        8,353
                                      --------     --------     --------
     Deferred:
       Federal                           2,411        2,234        1,429
       State                               570        1,154          156
                                      --------     --------     --------
                                         2,981        3,388        1,585
                                      --------     --------     --------
                                      $  4,962     $ 15,332     $  9,938
                                      ========     ========     ========

  The current deferred tax liability and the non-current deferred tax liability consists of the following components (in thousands):

                           February 28, 1993              January 2, 1994
                        ----------------------        ----------------------
                         Current    Non-current        Current    Non-current
                        Liability    Liability        Liability    Liability
                        ---------    ---------        ---------    ---------
      Receivables       $   1,386   $     --          $   1,706   $     --
      Inventory           (10,566)        --            (10,694)        --
      Accrued
        compensation        2,704         --              1,462         --
      Other accrued
        liabilities           984         --              1,009         --
      Property, plant
        and equipment          --     (19,566)              --      (20,188)
      Other, net               10      (1,808)               11      (1,746)
                         --------    --------          --------    --------
                        $  (5,482)  $ (21,374)        $  (6,506)  $ (21,934)
                         ========    ========          ========    ========

      Deferred income tax expense results from temporary differences in recognition of revenue and expense for income tax and financial statement purposes. The tax effects of the principal temporary differences are as follows (such disclosure is not presented for Transition 1993 as it is not required under SFAS 109):


                                                     Year Ended
                                            ---------------------------
                                              March 1,      February 28,
                                                1992           1993
                                                ----           ----
                                                   (In thousands)
      Excess of tax over book
        depreciation and amorti-
        zation on properties                  $    919      $ 1,508
      Restructuring costs                         (850)         320
      Book-tax differences resulting
        from purchase accounting
        adjustments                                (42)         (94)
      Employee benefit plan payment              3,064          --
      Alternative minimum tax
        carryforward                              (976)       2,684
      Maintenance accrual not
        deductible until paid                      --          (373)
      Compensation accrual not
        deductible until paid                      756       (1,487)
      Change in deferred taxes for
        rate increase to 35%                       --           --
      Inventory capitalization                    (171)          43
      Bad debt expense                               3           29
      Other, net                                   278          758
                                              --------     --------
                                              $  2,981      $ 3,388
                                              ========      ========

                 Notes to Consolidated Financial Statements

      The difference between the reported provision for income taxes and a computed tax based on income before income taxes and cumulative effect of changes in accounting principles at the statutory rate of 34% in Fiscal 1992 and Fiscal 1993 and 35% in Transition 1993 is reconciled as follows:


                                            Year Ended          Ten Months
                                       -----------------          Ended
                                      March 1,   February 28,  January 2,
                                        1992         1993         1994
                                        ----         ----         ----
                                                 (In thousands)

Income before income
  taxes and cumulative effect
  of changes in accounting
  principles                          $ 17,225     $ 40,692     $ 20,742
                                      ========     ========     ========
Computed expected tax
  provision                           $  5,857     $ 13,835     $  7,260
Increase (decrease) in Federal
  taxes resulting from:
  Amortization of nontaxable
    credits resulting from
    purchase accounting
    adjustments                         (1,350)         --           --
  Capital loss carryforward                --           --           875
  Change in deferred taxes for
    rate increase to 35%                   --           --           638
  State income taxes net of
    federal benefit                        380        1,313          674
  Other, net                                75          184          491
                                      --------     --------     --------
                                      $  4,962     $ 15,332     $  9,938
                                      ========     ========     ========

  Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1986 through 1988. Such audit has been substantially resolved at no material cost to the Company. The IRS has recently commenced the examination of the Company's Federal income tax returns for the tax years from 1989 through 1992. The amount and timing of any payments required as a result of the 1989 through 1992 audit cannot presently be determined. However, the Company believes that it has adequate reserves for any tax liabilities, including interest, that may result from all such examinations.

(7)  Long-term Debt

  Long-term debt consists of the following:

                                         February 28,        January 2,
                                             1993               1994
                                             ----               ----
                                                 (In thousands)
      Term loans                          $  60,000         $  72,500
      Revolving loan                           -               89,324
      Capitalized lease obligations
        (Note 8):
          With an affiliate                     447                42
          Other                                 330               751
      6.5% Washington National Insurance
        Company Pollution Control note          946              -
      Notes collateralized by machinery
        and equipment maturing at various
        dates through 1996 with interest
        at various fixed and floating
        rates (weighted average interest
        rate of 8.2% at February 28, 1993
        and 8.1% at January 2, 1994             982               506
                                          ---------          --------
                                             62,705           163,123
            Less current portion of
              long-term debt                  9,809            12,174
                                          ---------          --------

                                          $  52,896         $ 150,949
                                          =========          ========

      Aggregate annual maturities of the long-term debt as of January 2, 1994 are as follows (in thousands):

                           Calendar Year
                           -------------
                              1994                          $  12,174
                              1995                             12,274
                              1996                             12,173
                              1997                             12,115
                              1998                            114,387
                                                             --------
                                                            $ 163,123
                                                             ========

      In connection with the Reorganization, on April 23, 1993 the Company and C. H. Patrick entered into a $180,000,000 senior secured credit facility with the Company's commercial lender as agent for itself and various lenders, repaid its prior term loan and repurchased all receivables that had been sold to such commercial lender under the Company's non-notification factoring arrangement. The Graniteville Credit Facility consists of a senior secured revolving credit facility of up to $100,000,000 (the "Revolving Loan") with a $7,500,000 sublimit for letters of credit and an $80,000,000 senior secured term loan (the "Term Loan") and expires in 1998. As part of the Graniteville Credit Facility, Graniteville's commercial lender will continue to factor the Company's and C. H. Patrick's receivables, with credit balances assigned to secure the Graniteville Credit Facility (the "Factoring Arrangement"). The Company incurred approximately $6,500,000 of fees and expenses, including $500,000 of such fees and expenses incurred in Fiscal 1993, in connection with the Graniteville Credit Facility which are recorded as deferred financing costs.

      Borrowings under the Revolving Loan bear interest, at the Company's option, at either the prime rate plus 1.25% per annum or the 90-day London Interbank Offered Rate (the "LIBOR rate") plus 3.00% per annum (weighted average interest rate of 7.15% at January 2, 1994). When the unpaid principal balance of the Term Loan is less than $55,000,000, the interest rate on the Revolving Loan will be reduced to the prime rate plus 1.00% or the 90-day LIBOR rate plus 2.75%. All LIBOR rate loans have a 90-day interest period and are limited to the lesser of $90,000,000 or 50% of the outstanding balance in multiples of $10,000,000 under the Graniteville Credit Facility. The borrowing base for the Revolving Loan is the sum of 90% of accounts receivable which are credit-approved by the factor ("Credit Approved Receivables"), plus 85% of all other eligible accounts receivable, plus 65% of eligible inventory, provided that advances against eligible inventory shall not exceed $35,000,000 at any one time. At January 2, 1994, the Company had approximately $11,000,000 of unused availability under the Revolving Loan. The Company, in addition to the aforementioned interest, pays a commission of 0.45% on all Credit-Approved Receivables, including a 0.20% bad debt reserve which will be shared equally by Graniteville's commercial lender and the Company after deducting customer credit losses.

      On March 10, 1994, the Company amended the Graniteville Credit Facility to provide for an increase in the maximum Revolving Loan to $107,000,000 during the period March 10, 1994 through September 1, 1994 with a corresponding increase in eligible inventory to $42,000,000.

      The Term Loan is repayable $11,500,000 in 1994, $12,000,000 in 1995 through 1997 and $25,000,000 in 1998. Until the unpaid principal of the Term Loan is equal to or less than $60,000,000 at the end of any year, the Company must make mandatory prepayments in an amount equal to 50% of Excess Cash Flow, as defined, for such year. The Term Loan bears interest at the prime rate plus 1.75% per annum or the 90-day LIBOR rate plus 3.5% per annum (weighted average interest rate of 7.39% at January 2, 1994). When the unpaid principal balance of the Term Loan is less than $55,000,000, the interest rate thereon will be reduced to the prime rate plus 1.375% or the 90-day LIBOR rate plus 3.125%. In each case, the LIBOR rate is limited to the lesser of $90,000,000 or 50% of the outstanding balance in multiples of $10,000,000 under the Graniteville Credit Facility. In the event that the Company prepays the Term Loan, in whole or in part, prior to the end of the third year, then a prepayment fee shall be payable as follows: 2% of the amount prepaid if the prepayment occurs in the first year, 1% of the prepayment during the second year and 1/2 of 1% in the third year.

      The Graniteville Credit Facility is secured by all of the assets of the Company and C. H. Patrick, including all accounts receivable, notes (including the $66,600,000 note the Company received from Triarc as an intercompany advance), inventory, machinery and equipment, trademarks, patents and other intangible assets, and all real estate. The Company has also pledged as collateral the stock of C. H. Patrick. Additionally, Triarc and Graniteville International have unconditionally guaranteed all obligations under the Graniteville Credit Facility. As collateral for such guarantee, Triarc pledged (i) 51% of the issued and outstanding stock of the Company (subject to pre-existing pledge of such stock in connection with Triarc's intercompany note payable to SEPSCO in the principal amount of $26,538,000), and
      (ii) the issued and outstanding common stock of SEPSCO owned by Triarc.

      The Graniteville Credit Facility contains various covenants which (a) require meeting certain financial amount and ratio tests; (b) limit, among other items (i) the incurrence of indebtedness, (ii) investments,
      (iii) asset dispositions, (iv) capital expenditures and (v) affiliate transactions other than in the normal course of business; and (c) restrict the payment of dividends (see below).

      If the Company becomes eligible to join in Triarc's consolidated Federal income tax return, the Company will be permitted to pay to Triarc an amount equal to the Federal income tax liability that the Company and its subsidiaries would have paid if they had filed a separate consolidated Federal income tax return. Additionally, the Company will be permitted to pay dividends or make loans or advances to its affiliates in an amount equal to 50% of the net income of the Company accumulated from the beginning of the first year commencing on or after December 20, 1994, provided that the outstanding principal balance of the Term Loan is less than $50 million at the time of the payments and certain other conditions are met. Accordingly, the Company in unable to pay any dividends or make any loans or advances to its stockholders, including Triarc, prior to December 31, 1995.

(8)   Lease Commitments

      The Company leases certain machinery and automotive and transportation equipment from an affiliate and from unrelated third parties under long-term lease obligations which are accounted for as capital leases and are included in "Properties, at cost" in the accompanying consolidated balance sheets at February 28, 1993 and January 2, 1994 in the amount of $4,392,000 and $987,000, respectively.

      The future minimum lease payments (net of sublease rentals which are not significant) under capital leases and operating leases with an initial noncancelable term in excess of one year are as follows:

                                          Capital           Operating
                                           Leases             Leases
                                           ------             ------
                                                (In thousands)
                    Calendar Year
                  -----------------
                        1994              $  278            $ 1,962
                        1995                 250              1,861
                        1996                 181              1,805
                        1997                 123                288
                        1998                  64                115
                     Thereafter              --                  37
                                          ------            -------


      Total minimum lease payments        $  896            $ 6,068
                                          ======            =======

      Less amounts representing interest     103
                                          ------

      Present value of minimum lease
        payments (Note 7)                 $  793
                                          ======

      Rental expense under operating leases which is primarily for the rental of real estate and equipment, was $1,032,000 in Fiscal 1992, $1,794,000 in Fiscal 1993, and $1,911,000 in Transition 1993.

(9)   Postretirement Benefits Other than Pensions

      Postretirement benefits other than pensions consist of health care and life insurance benefits provided to a group of former employees who retired prior to January 1, 1990, and a limited health care benefit program provided to early retirees. With the exception of a group of retirees who retired prior to January 1, 1982, a portion of the cost of these benefits is paid by the retiree.

      Effective March 2, 1992, Graniteville adopted SFAS 106 and accordingly, provided for the unfunded accumulated postretirement obligation as of that date. Prior thereto, the Company accounted for postretirement obligation payments on a pay-as-you-go basis. In Fiscal 1992, such payments were immaterial.

      Net other postretirement benefit expense consists of the following:

                                                              Ten Months
                                                Year Ended      Ended
                                                February 28,  January 2,
                                                   1993          1994
                                                -----------   ----------
                                                     (In thousands)
            Service cost--benefit earned
              during the period                 $  7          $  6
            Interest cost on accumulated
              postretirement benefit
              obligation                          88            74
                                                ----          ----
                                                $ 95          $ 80
                                                ====          ====


      The accumulated postretirement benefit obligation consists of the following:

                                                  February 28,  January 2,
                                                     1993          1994
                                                     ----          ----
                                                       (In thousands)
            Retirees and dependents                  $   935       $ 1,013
            Active employees eligible to retire           88            96
            Active employees not eligible to retire      112           131
                                                     -------       -------
                  Total obligation                   $ 1,135       $ 1,240
            Unrecognized net loss                        --            (97)
                                                     -------       -------
            Accrued postretirement benefit
              obligation recognized in the
              balance sheet                          $ 1,135       $ 1,143
                                                     =======       =======

      For purposes of measuring the expected postretirement obligation, a 12% annual rate of increase in the per capita claims cost was assumed for 1994. This rate is assumed to decrease by 1% per year to 6% in the year 2000 and remain level thereafter. The discount rate used in determining the net other postretirement benefit expense for Fiscal 1993 and Transition 1993 and the accumulated postretirement benefit obligation as of February 28, 1993 was 8%. The discount rate used in determining the accumulated postretirement benefit obligation as of January 2, 1994 was 7%.

      If the health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation as of January 2, 1994 would have been increased by approximately $90,000. The effect of this change on the aggregate ot the service cost and interest cost components of the net other postretirement benefit expense for Transition 1993 would be an increase of approximately $8,300.

(10)  Transactions with Affiliates

      By agreement, Triarc provides certain management services including, among others, legal, insurance and financial services and incurs certain costs on behalf of the Company. In Fiscal 1992, Fiscal 1993 and Transition 1993 such costs aggregated $1,792,000, $2,441,000, and $7,904,000, respectively. Such amounts include approximately $640,000, $1,299,000, and $105,000 in Fiscal 1992, Fiscal 1993, and Transition 1993, respectively, representing allocations to the Company in accordance with the applicable management services agreement of certain reserves established by Triarc for amounts owed by certain former affiliates of the Company in connection with the providing by Triarc of such management services. The Company, through Triarc, also leased space from an affiliate for approximately $864,000, $824,000, and $612,000 in Fiscal 1992, Fiscal 1993, and Transition 1993, respectively. In July 1993, Triarc Companies gave notice to terminate the lease effective January 31, 1994 and the Company has recorded a charge of $1,614,000 in Transition 1993 representing the allocated cost of such lease termination (see Note 14).

      Prior to December 1993, the Company maintained certain property insurance coverage with Chesapeake Insurance Company Limited ("Chesapeake Insurance"), an affiliated company registered in Bermuda. Premiums attributable to such insurance coverage amounted to $203,000 in Fiscal 1992, $212,000 in Fiscal 1993 and $84,000 in Transition 1993. The Company also maintained certain insurance coverage with an unaffiliated insurance company for which Chesapeake Insurance reinsured a portion of the risk. Net premiums attributable to such reinsurance were approximately $3,047,000 in Fiscal 1992, $2,619,000 in Fiscal 1993 and $1,643,000 in Transition 1993. In addition, prior to July 1, 1993, Insurance and Risk Management Inc., an affiliate until April 23, 1993, acted as agent or broker in connection with insurance coverage obtained by the Company and provided claims processing services for the Company. The commissions and payments for such services paid to such company were $455,000, $459,000 and $77,000 in Fiscal 1992, Fiscal 1993 and the
      applicable period of Transition 1993, respectively.

      The Company had a $2,500,000 investment in the convertible preferred stock of Chesapeake Insurance. During its quarter ended September 30, 1993, Chesapeake Insurance increased its reserve for insurance and reinsurance losses by $10,000,000 and as a result reduced the stockholders' equity of Chesapeake Insurance to $308,000. In December 1993, Triarc decided to cease writing insurance and reinsurance of any kind through Chesapeake Insurance. As a result, Chesapeake Insurance will not have any future operating cash flows and its remaining liabilities, including payment of claims on insurance previously written, will be liquidated with assets on hand. Accordingly, the preferred stock investment is not recoverable and the Company has written off its investment in such stock since the decline in value was deemed to be other than temporary.

      Certain machinery and automotive equipment is leased from an affiliate (see Note 8). Interest charges on these lease obligations amounted to $97,000 in Fiscal 1992, $71,000 in Fiscal 1993, and $16,000 in
      Transition 1993.

      On October 1, 1993, Triarc began leasing corporate aircraft from Triangle Aircraft Services Corporation ("TASCO"), a company owned by Messrs. Peltz and May. Usage fees charged to the Company aggregated $17,000 during Transition 1993 (none in prior periods).

(11)  Legal Matters

      The Company participates in regional waste water treatment facilities and considers that it is in substantial compliance with water pollution regulations. In 1987, the Company was, however, notified by the South Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond near Graniteville, South Carolina and asserted that the Company may be one of the parties responsible for such contamination. The Company entered into a consent decree providing for the study and investigation of the alleged pollution and its sources. The study report prepared by the Company's environmental consulting firm and filed with DHEC in April 1990, recommended that pond sediments be left undisturbed and in place. DHEC responded by requesting that the Company submit additional information concerning potential passive and active remedial alternatives, with accompanying supportive information. In May 1991 the Company provided this information to DHEC in a report of its independent environmental consulting firm. The 1990 and 1991 reports concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects on human health, to existing recreational uses or to the existing biological communities. The Company is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given the passage of time since the submission of the two reports by the Company's environmental consulting firm without any objection or adverse comment on such reports by DHEC and the absence of desirable remediation alternatives, other than continuing to leave the Langley Pond sediments in place and undisturbed as described in the reports, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

      The Company and its subsidiaries are defendants in certain other legal proceedings arising out of the ordinary conduct of the Company's business. In the opinion of management, the ultimate outcome of these legal proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

(12)  Restructuring Costs

      In Fiscal 1992, the Company recorded a restructuring charge of $2,500,000 representing costs and expenses associated with plans to cease the manufacture and sale of cotton yarns and shuttle woven, industrial greige fabrics. Actual costs and expenses associated with the strategic restructuring exceeded management's original estimate and Fiscal 1993 results include an additional charge of $1,855,000.

(13)  Retirement and Incentive Compensation Plans

      The Company maintains a 401(k) defined contribution plan which covers substantially all employees. Employees may contribute from 1% to 8% of their total earnings, subject to certain limitations. In addition, the Company may make discretionary contributions to the plan.
      Discretionary retirement contribution expense was $1,000,000 in both Fiscal 1993 and Transition 1993 (none in Fiscal 1992).

      Effective with the first payroll period in March 1994, the Company made various changes to the retirement plan including an increase in allowable employee contributions. Employees may now contribute up to 15% of earnings and the Company will match up to 75% of employee contributions based on years of service but limited to the first 4%.

      In Fiscal 1993 and prior years, the Company maintained management incentive plans (the "Incentive Plans") which provided for incentive compensation of up to 10% of operating earnings and up to 10% of earnings from sales or other dispositions of assets. The plans were administered by the Compensation Committee of the Board of Directors of Triarc and awards for elected corporate officers were approved by the Board. In accordance with the terms of these Incentive Plans the Company provided $192,000 in Fiscal 1992 (net of reversal of $2,000,000 accrued in prior years) and $3,538,000 in Fiscal 1993 and reversed prior year accruals of $968,000 in Transition 1993 due to the termination of the plans.

      During Transition 1993, the Company replaced the previous Incentive Plans with annual and mid-term cash incentive plans (the "New Incentive Plans") for certain officers and key employees. The New Incentive Plans provide for discretionary cash awards depending upon the Company's financial performance as compared to target performance. The New Incentive Plans are designed to yield a target award in cash if the Company achieves an agreed-upon profit over a one-year and three-year performance cycle. An amount is accrued each year based upon the amount by which the Company's profit for such year exceeds the target performance. A new three-year performance cycle begins each year, such that after the third year the annual amount paid to participants will equal the target award if the Company's profit goals have been achieved. Amounts provided under the New Incentive Plans aggregated $1,998,000 in Transition 1993.

      Net incentive compensation expense under all plans was $192,000, $3,538,000 and $1,030,000 in Fiscal 1992, Fiscal 1993 and Transition 1993, respectively.

      During Transition 1993, Triarc granted 50,000 restricted shares of Triarc Class A common stock to the Company's chief executive officer under Triarc's Amended and Restated 1993 Equity Participation Plan (the "Triarc Equity Plan"). The value of the award at date of grant of $900,000 is being accrued as compensation expense over the applicable vesting period through December 31, 1996. In addition, during Transition 1993 Triarc granted stock options to certain key employees of the Company under the Triarc Equity Plan. Of such options, 65,000 were granted at an option price of $20.00 that was lower than the fair market value of Triarc's Class A common stock at the date of grant of $31.75. The aggregate difference of $764,000 between the option price and the fair market value at the date of grant was recorded by Triarc as unearned compensation and is being amortized to compensation expense over the applicable vesting period through September 28, 1998. Compensation expense resulting from the grants of restricted shares and below market stock options aggregated $255,000 during Transition 1993 and is included in "General and administrative expenses".

(14)  Significant Charges in Transition 1993

      The accompanying consolidated statement of income includes the following significant charges recorded in Transition 1993 (in thousands):

        Estimated cost allocated to the Company by Triarc
          to terminate the lease on Triarc's existing corporate
          headquarters                                             $ 1,614
        Costs allocated to the Company by Triarc related to a
          five-year consulting agreement extending through
          April 1998 between Triarc and the former Vice
          Chairman of Triarc                                           229
                                                                   -------
            Total facilities relocation and corporate
              restructuring costs (A)                                1,843
        Estimated cost allocated to the Company by Triarc for
          compensation paid to the Triarc Special Committee of
          the Board of Directors of Triarc                           1,660
        Income tax benefit relating to the above charges            (1,179)
                                                                   -------
                                                                   $ 2,324
                                                                   =======

      ____________

      (A) In Transition 1993, results of operations were significantly impacted by facilities relocation and corporate restructuring charges allocated to the Company by Triarc aggregating $1,843,000 consisting of: (i) estimated allocated costs of $1,614,000 to relocate Triarc's existing corporate headquarters and to terminate the lease on its existing corporate facilities; (ii) total allocated costs of $229,000 relating to a five-year consulting agreement (the "Consulting Agreement") extending through April 1998 between Triarc and Steven Posner, the former Vice Chairman of Triarc. All of such charges are related to the Change in Control of Triarc described in Note 2. In connection with the Change in Control, Victor Posner and Steven Posner resigned as officers and directors of Triarc. In order to induce Steven Posner to resign, Triarc entered into the Consulting Agreement with him. The allocated cost related to the Consulting Agreement was recorded as a charge in Transition 1993 because the Consulting Agreement does not require any substantial services and Triarc does not expect to receive any services that will have substantial value. As a part of the Change in Control, Triarc's Board of Directors was reconstituted. The first meeting of Triarc's reconstituted Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of Triarc and subsidiaries operations and management structure, Triarc's Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (i) the strategic decision to manage Triarc in the future on a decentralized rather than on a centralized basis; (ii) the hiring of new executive officers for Triarc; (iii) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team; and (iv) the relocation of the Triarc and certain affiliates corporate headquarters. The Company's allocated costs to relocate the corporate headquarters of Triarc and terminate the lease on Triarc's existing corporate facilities($1,614,000) stemmed from the decentralization and resturcturing plan formally adopted at the April 24, 1993 meeting of Triarc's reconstituted Board of Directors and accordingly, were recorded in Transition 1993.

      (B) In accordance with certain court proceedings and related settlements, five directors, including three court-appointed directors, were appointed in 1991 to serve on a special committee (the "Triarc Special Committee") of Triarc's Board of Directors. Such committee was empowered to review and pass on transactions between Triarc and Victor Posner, the then largest shareholder of Triarc, and his affiliates.
      The Company has been charged $1,660,000 as an allocation of the cash portion of a success fee payable to the Triarc Special Committee attributable to the Reorganization which occurred in connection with the Change in Control. Such amount has been provided in "General and administrative expenses" in the accompanying consolidated statement of income for Transition 1993.


(15)  Fair Value of Financial Instruments

      The estimated fair value of applicable financial instruments and related underlying assumptions are as follows as of January 2, 1994:

      Note receivable from Triarc - The carrying amount of $70,446,000 approximates fair value based upon scheduled cash flows discounted at an estimated current market rate of interest.

      Long-term debt - The Company estimates that the carrying value of $163,123,000 approximates the fair value of debt at January 2, 1994 based upon the floating rate of interest applicable to the Graniteville Credit Facility and the recent origination of such debt.

(16)  Prior Year Comparable Period

      The Company changed its year end effective January 2, 1994, as previously disclosed. The following unaudited operating results for the ten months ended December 27, 1992 are presented for comparative purposes (in thousands):

                        Operating revenues         $ 407,806

                        Operating profit           $  39,177

                        Provision for income taxes $  11,941

                        Income before cumulative
                          effect of accounting
                          changes                  $  19,750

                        Net income                 $   6,714

PAGE

                                                                   Schedule V

                          GRANITEVILLE COMPANY AND SUBSIDIARIES
                                       PROPERTIES
                                     (In thousands)

                              Balance at                                    Balance
                              beginning  Additions Retirements              at end
      Classification           of period  at cost    or sales    Other (1) of period
      --------------          ---------- --------- -----------  ---------- ---------
Ten months ended January 2,
  1994

  Land                        $  4,358   $   -     $   -        $  -       $  4,358
  Buildings and improvements    25,717      9,959        (53)       (540)    35,083
  Machinery and equipment      125,325     13,106     (3,993)        190    134,628
  Automotive and
    transportation equipment     4,787        378       (258)        (39)     4,868
                              --------   --------  ---------    --------   --------
                              $160,187   $ 23,443  $  (4,304)   $   (389)  $178,937
                              ========   ========  =========    ========   ========

Year ended February 28, 1993

  Land                        $  3,584   $   -     $   -        $    774   $  4,358
  Buildings and improvements    18,032      3,940      -           3,745     25,717
  Machinery and equipment      120,394      5,417     (6,439)      5,953    125,325
  Automotive and
    transportation equipment     4,229        718       (160)      -          4,787
                              --------   --------  ---------    --------   --------
                              $146,239   $ 10,075  $  (6,599)   $ 10,472   $160,187
                              ========   ========  =========    ========   ========

Year ended March 1, 1992

  Land                        $  3,584   $   -     $   -        $  -       $  3,584
  Buildings and improvements    18,093      1,280      -          (1,341)    18,032
  Machinery and equipment      118,533      9,925     (1,957)     (6,107)   120,394
  Automotive and
    transportation equipment     4,477        194       (416)        (26)     4,229
                              --------   --------  ---------    --------   --------
                              $144,687   $ 11,399  $  (2,373)   $ (7,474)  $146,239
                              ========   ========  =========    ========   ========

      (1)   Entries to "Other" column for all periods represent asset transactions related to restructuring and for the year ended February 28, 1993 include the purchase accounting effect of adopting Statement of Financial
            Accounting Standards No. 109, Accounting for Income Taxes, in the amount of
            $9,675,000.

PAGE

                                                                          Schedule VI

                          GRANITEVILLE COMPANY AND SUBSIDIARIES
                 ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTIES
                                     (In thousands)

                                         Additions
                                          charged
                              Balance at to costs  Reductions               Balance
                              beginning     and    retirements              at end
      Period ended             of period expenses    or sales    Other (1) of period
      ------------            ---------- --------- -----------  ---------- ---------
Ten months ended
  January 2, 1994             $ 54,715   $ 11,067  $  (4,224)   $   (571)  $ 60,987
                              ========   ========  =========    ========   ========

Year ended
  February 28, 1993           $ 44,120   $ 10,327  $  (6,020)   $ 6,288   $  54,715
                              ========   ========  =========    =======   =========

Year ended
  March 1, 1992               $ 41,880   $  9,807  $  (2,084)   $(5,483)  $  44,120
                              ========   ========  =========    =======   =========


      (1)   Entries to "Other" column for all periods represent asset transactions related to restructuring and for the year ended February 28, 1993 include the purchase accounting effect of adopting Statement of Financial
            Accounting Standards No. 109, Accounting for Income Taxes, in the amount of
            $6,039,000.

PAGE

                                                                          Schedule VIII
                          GRANITEVILLE COMPANY AND SUBSIDIARIES
                            VALUATION AND QUALIFYING ACCOUNTS
                                     (In thousands)

                                          Charged
                              Balance at to costs    Charged    Deductions  Balance
                              beginning     and      to other      from     at end
      Description              of period expenses  accounts(1)   reserves  of period
      -----------             ---------- --------- -----------  ---------- ---------
Ten months ended
January 2, 1994

Allowance for
doubtful accounts             $ 3,715    $   999   $    85     $    (337) $  4,462
                              =======    =======   =======     =========  ========

Year ended
February 28, 1993

Allowance for
doubtful accounts             $  3,792   $ 1,421   $    75     $  (1,573) $ 3,715
                              ========   =======   =======     =========  =======

Year ended
March 1, 1992

Allowance for
doubtful accounts             $  3,956   $   160   $   108     $    (432) $  3,792
                              ========   =======   =======     =========  ========


      (1)   Recoveries of bad debts

PAGE

                                                                          Schedule IX

                          GRANITEVILLE COMPANY AND SUBSIDIARIES
                                  SHORT-TERM BORROWINGS
                                     (In thousands)
                                                  Maximum      Average      Weighted
                                      Weighted    amount       amount       average
                          Balance at  average   outstanding  outstanding  interest
      Category of         beginning   interest   during the  during the    rate during
   short-term borrowing    of period    rate       period    period (1)   the period(1)
   --------------------   ----------  --------- -----------  ----------   -------------
Ten months ended
January 2, 1994

                                         NOT APPLICABLE
Year ended
February 28, 1993

  Accounts receivable
   financing                $   --         -- %    $ 1,959      $  163           8.0%
                            =========     ====     =======      =======          ====

Year ended
March 1, 1992

  Accounts receivable
   financing                $   1,959      8.0%    $ 6,258      $ 2,003          9.8%
                            =========     ====     =======      =======          ====


      (1)   The average amount outstanding during the year was computed on a weighted average basis.  The weighted average interest rate was computed by expressing interest expense applicable to these notes as a percentage of the weighted average outstanding notes payable.