Form 10-Q
period 1994-03-31
SOUTHEASTERN PUBLIC SERVICE CO
filed 1994-05-20
CIK 92050

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission file number: 1-4351


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

                                   (407) 653-4000
                (Registrant's telephone number, including area code)

                (Former name, former address and former fiscal year,
                            if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  [ X ]  No  [  ]

As of May 16, 1994, all of the voting common stock ($1.00 par value) of the registrant was held by the registrant's parent, Triarc Companies, Inc.


PAGE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                 SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                            December 31,     March 31,
                                                                                1993           1994
                                                                                ----           ----
                                                                                 (A)        (Unaudited)
           ASSETS                                                                   (In thousands)
Current Assets:
   Cash and cash equivalents                                                   $    22,813    $   8,139
   Restricted cash                                                                   5,264        5,264
   Marketable securities                                                            10,795       13,093
   Receivables                                                                       4,734        4,034
   Finished goods inventories                                                          850          974
   Other current assets                                                                835          791
                                                                                  --------     --------
         Total current assets                                                       45,291       32,295
Properties, net                                                                      7,228        7,058
Due from Triarc Companies, Inc.                                                     25,358       26,706
Investments in affiliates                                                           68,211       70,141
Other assets                                                                         1,627        2,796
Net non-current assets of discontinued
   operations                                                                       21,682       21,539
                                                                                  --------     --------
                                                                               $   169,397    $ 160,535
                                                                                  ========     ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                           $     9,045    $   9,045
   Accounts payable                                                                  3,430        2,492
   Accrued expenses                                                                  7,400        4,866
   Net current liabilities of discontinued
     operations                                                                      2,800        2,391
                                                                                  --------     --------
         Total current liabilities                                                  22,675       18,794
Long-term debt                                                                      50,258       41,561
Other liabilities                                                                    2,045        1,771
Commitments and contingencies
Stockholders' equity:
   Preferred stock                                                                      24           24
   Common stock                                                                     11,896       11,896
   Additional paid-in capital                                                       90,539       90,539
   Accumulated deficit                                                              (7,174)      (3,184)
   Treasury stock                                                                     (866)        (866)
                                                                                  --------     --------
       Total stockholders' equity                                                   94,419       98,409
                                                                                  --------     --------
                                                                               $   169,397    $ 160,535
                                                                                  ========     ========

(A)  Derived from the audited consolidated financial statements as of December 31, 1993.

       See accompanying notes to consolidated financial statements.
PAGE

                                 SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                        Three months ended
                                                                       --------------------
                                                                   February 28,       March 31,
                                                                       1993             1994
                                                                       ----             ----
                                                                            (Unaudited)
                                                                       (In thousands except
                                                                         per share amounts)
Net sales                                                            $    9,576   $    9,823
                                                                       --------     --------
Costs and expenses:
   Cost of sales                                                          6,821        6,525
   Selling, general and administrative
     expenses                                                               826          674
                                                                       --------     --------
                                                                          7,647        7,199
                                                                       --------     --------
     Operating profit                                                     1,929        2,624
Other income (expense):
   Interest expense                                                      (4,091)      (2,094)
   Equity in earnings of affiliates before
     extraordinary item of affiliate                                      2,514        1,930
   Interest income from Triarc Companies,
     Inc.                                                                 1,829          851
   Gain on sale of marketable security
     previously deferred                                                  6,000          --
   Other, net                                                            (1,134)         679
                                                                       --------     --------
     Income from continuing operations
       before income taxes                                                7,047        3,990
Provision for income taxes                                               (1,841)         --
                                                                       --------     --------
     Income from continuing operations                                    5,206        3,990
Loss from discontinued operations,
   net of income taxes                                                   (6,480)         --
                                                                       --------     --------
     Income (loss) before equity in
         extraordinary item of affiliate                                 (1,274)       3,990
Equity in extraordinary item of affiliate                                  (348)         --
                                                                       --------     --------
     Net income (loss)                                               $   (1,622)  $    3,990
                                                                     ========       ========
Income (loss) per share:
   Continuing operations                                             $      .45   $      .34
   Discontinued operations                                                 (.56)         --
   Extraordinary item of affiliate                                         (.03)         --
                                                                       --------     --------
   Net income (loss)                                                 $     (.14)  $      .34
                                                                       ========     ========

        See accompanying notes to condensed consolidated financial statements. PAGE

                                 SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       Three months ended
                                                                      --------------------
                                                                     February 28,   March 31,
                                                                         1993         1994
                                                                         ----         ----
                                                                           (Unaudited)
                                                                         (In thousands)
Cash flows from operating activities:
  Net income (loss)                                                  $  (1,622)     $  3,990
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
     Depreciation and amortization of
       properties                                                          324           291
     Amortization of deferred financing
       costs and debt discount                                             416           366
     Gain on sale of marketable security
       previously deferred                                              (6,000)          --
     Equity in net earnings of affiliates                               (2,166)       (1,930)
     Loss from discontinued operations                                   6,480           --
     Provision for deferred income taxes                                 1,871           --
     Other, net                                                            260          (569)
     Changes in operating assets and
       liabilities:
       Decrease (increase) in:
         Receivables                                                    (1,572)          700
         Inventories                                                       177          (124)
         Other current assets                                              962           (16)
       Increase (decrease) in:
         Accounts payable                                                1,262          (938)
         Accrued expenses                                               (1,430)       (2,534)
                                                                      --------      --------
           Net cash used in operating
             activities                                                 (1,038)         (764)
                                                                      --------      --------
Cash flows from investing activities:
     Investments in marketable securities                                  --         (1,933)
     Capital expenditures                                                 (213)         (123)
     Proceeds from sales of properties                                      21             2
     Increase in due from Triarc
       Companies, Inc.                                                  (2,045)       (1,348)
     Purchase of notes receivable                                          --         (1,239)
                                                                      --------      --------
           Net cash used in investing
             activities                                                 (2,237)       (4,641)
                                                                      --------      --------
Cash flows from financing activities:
     Net proceeds from accounts
      receivable financing                                               1,737           --
     Repayments of long-term debt                                       (9,002)       (9,003)
     Proceeds from notes payable
      to affiliate                                                       8,400           --
                                                                      --------      --------
           Net cash provided by (used in)
            financing activities                                         1,135        (9,003)
                                                                      --------      --------
Net cash used in continuing operations                                  (2,140)      (14,408)
Net cash used in discontinued operations                                   (63)         (266)
                                                                      --------      --------
Net decrease in cash and cash equivalents                               (2,203)      (14,674)
Cash and cash equivalents at beginning
   of period                                                             2,442        22,813
                                                                      --------      --------
Cash and cash equivalents at end
   of period                                                         $     239      $  8,139
                                                                      ========      ========

       See accompanying notes to condensed consolidated financial statements.
PAGE

                SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements
                                   March 31, 1994
                                     (Unaudited)
1.   Basis of Presentation

     Southeastern Public Service Company and subsidiaries ("SEPSCO") is a wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc") as of April 14, 1994 (71.1% prior thereto).

     The accompanying unaudited condensed consolidated financial statements of SEPSCO have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of SEPSCO, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly SEPSCO's financial position as of December 31, 1993 and March 31, 1994 and its results of operations and its cash flows for the three-month periods ended February 28, 1993 and March 31, 1994. This information should be read in conjunction with the consolidated financial statements and notes thereto included in SEPSCO'S Transition Report on Form 10-K for the ten-month period ended December 31, 1993 ("Form 10-K").

     On October 27, 1993 SEPSCO's Board of Directors approved a change in the fiscal year of SEPSCO ending February 28 to a calendar year ending December 31 effective for the ten-month period ending December 31, 1993. Graniteville Company ("Graniteville"), a 49% owned investment of SEPSCO, also changed its fiscal year to a calendar year ending on or about December 31, effective for such period.

     The three-month period ended February 28, 1993 has been presented herein since it is the period most nearly comparable to the three-month period ended March 31, 1994. Due to the fact that (i) a consolidation was not prepared other than on a quarterly basis in the prior period and (ii) this same three-month period ended February 28, 1993 was included in Triarc's condensed consolidated financial statements for Triarc's comparable April 30, 1993 prior year period, it was not practicable nor consistent with Triarc for SEPSCO to recast its prior year results and present financial statements for the three-month period ended March 31, 1993.

2.   Discontinued Operations

     On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of its utility and municipal services ("Services"), refrigeration ("Refrigeration" or "Refrig.") and natural gas and oil ("NG&O") businesses. The operating results of the discontinued operations subsequent to July 22, 1993 have been previously recognized in the loss on disposal of discontinued operations and are included in "Net current liabilities of discontinued operations". In addition, on July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of the liquefied petroleum gas business. SEPSCO intends to transfer the liquefied petroleum gas business to a subsidiary of Triarc and the transfer would be accounted for at net book value. Accordingly, SEPSCO has continued to reflect the liquefied petroleum gas business as a continuing operation. On December 9, 1993 SEPSCO's Board of Directors decided to sell the NG&O business to Triarc following the Merger and the resulting elimination of the minority interest in SEPSCO (see Note 6) rather than selling such business to an independent third party. Such sale will be in the form of a sale of the stock of the entities comprising the NG&O business for a net cash purchase price of $8,500,000, which Triarc and SEPSCO believe is equal to their fair value and which is approximately $4,000,000 higher than their net book value. SEPSCO currently anticipates completion of such sale by July 22, 1994.

     In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction related operations previously included in its Services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its Refrigeration business segment for $5,000,000 in cash, a $4,295,000 note (discounted value $3,327,000) and the assumption by the buyer of certain current liabilities approximating $1,000,000. The note, which bears no interest during the first year and an annual interest rate of 5% thereafter, is payable in annual installments of $120,000 in 1995 through 1998 with the balance of $3,815,000 due in 1999. While the amount of the loss resulting from the sale of the ice operations has not been finalized, SEPSCO currently estimates it will approximate $2,100,000. The only remaining discontinued operations are the cold storage operation of the Refrigeration business and the NG&O business. SEPSCO has identified certain potential purchasers and is negotiating potential terms for the sale of the cold storage operation. The precise timetable for the sale and liquidation of the cold storage operation will depend upon SEPSCO's ability to negotiate acceptable terms for the sale of such operation with presently identified potential purchasers, or, failing to do so, identify other appropriate purchasers. SEPSCO currently anticipates completion of such sale by July 22, 1994.

     After (i) consideration of (a) a $2,866,000 write down (net of a tax benefit of $2,037,000) in the three-month period ended February 28, 1993 relating to accruals for environmental remediation and losses on certain contracts in progress reflected in operating profit (loss) of discontinued operations set forth below, (b) a $4,679,000 write-down (net of a tax benefit of $3,323,000) relating to the impairment of certain unprofitable properties recorded in the ten-month transition period ended December 31, 1993, (c) a $13,910,000 provision (with no tax benefit) for the estimated loss on the sale of the discontinued operations recorded in the ten-month transition period ended December 31, 1993, (ii) the accounting for the sale of the NG&O business will not result in any gain or loss since it will be a transfer among a controlled group of entities and (iii) based on the analysis performed to date with respect to the proposed sale of the cold storage operations, SEPSCO expects that all currently anticipated dispositions, including the results of their operations through the actual or anticipated disposal dates, will not have a material adverse affect on the financial position or results of operations of SEPSCO.
PAGE

Net current liabilities and non-current assets of discontinued operations consist of the following:
                                                           December 31, 1993          March 31, 1994
                                                           -----------------          ---------------
                                                          NG&O          Refrig.      NG&O        Refrig.
                                                          -----        --------      ----       --------
                                                                     (In thousands)
Current assets:
  Cash                                                 $      253   $      308    $      146    $     159
  Receivables                                                 197        1,528           299        1,380
  Inventories                                                 157          647           156          664
  Other current assets                                         17          236            40          220
                                                       --------       --------      --------     --------
   Total current assets                                       624        2,719           641        2,423
                                                       --------       --------      --------     --------
Current liabilities:
  Accounts payable                                            528        1,951           498        2,108
  Accrued expenses                                          1,102        2,562         1,076        1,773
                                                       --------       --------      --------     --------
   Total current liabilities                                1,630        4,513         1,574        3,881
                                                       --------       --------      --------     --------
  Net current liabilities of
   discontinued operations                             $   (1,006)  $   (1,794)   $     (933)   $  (1,458)
                                                       =======================      ========     ========
Non-current assets:
  Properties                                           $   17,787   $   51,344    $   17,816    $  51,614
  Less accumulated depreciation,
   depletion and amortization                              10,507       33,662        10,583       34,235
                                                         --------     --------      --------     --------
                                                            7,280       17,682         7,233       17,379
  Other assets                                                  1           71             1           72
                                                         --------     --------      --------     --------
   Total non-current assets                                 7,281       17,753         7,234       17,451
                                                         --------     --------      --------     --------
Non-current liabilities
  Deferred income taxes                                     1,305       (1,305)        1,305       (1,305)
  Other liabilities                                           519        2,833           503        2,643
                                                         --------     --------      --------     --------
   Total non-current liabilities                            1,824        1,528         1,808        1,338
                                                         --------     --------      --------     --------
  Net non-current assets of
   discontinued operations                             $    5,457   $   16,225    $    5,426    $  16,113
                                                         ========     ========      ========     ========

PAGE

The loss from discontinued operations for the three months ended February 28, 1993 as well as the results of operations during the three months ended March 31, 1994, which has been previously recognized in the loss on disposal of discontinued operations during the ten-month transition period ended December 31, 1993, consisted of the following:
                                                                  Three months ended
                                                     ---------------------------------------------
                                                        February 28, 1993      March 31, 1994
                                                        -----------------      ---------------
                                                                  Services              Services
                                                       NG&O      and Refrig.   NG&O    and Refrig.
                                                       ----      ----------    ----       -----
                                                                    (In thousands)
Operating Revenues:
  Net sales                                         $  1,941     $ 1,916   $  1,362    $   1,802
  Service revenues                                       --       42,353        --         2,727
                                                     -------     -------    -------      -------
                                                       1,941      44,269      1,362        4,529
Operating costs and expenses:
  Cost of sales                                        1,736       2,380        857        2,205
  Cost of services                                       --       44,703        --         2,402
  Selling, general and administrative
   expenses                                              838       4,205        254          475
                                                     -------     -------    -------      -------
                                                       2,574      51,288      1,111        5,082
                                                     -------     -------    -------      -------
   Operating profit (loss)                              (633)     (7,019)       251         (553)
Other income (expense):
  Interest expense                                        (2)       (955)       --            (3)
  Other, net                                             (13)       (738)       (76)          61
                                                     -------     -------    -------      -------
   Income (loss) before income taxes                    (648)     (8,712)       175         (495)
Benefit from (provision for)
  income taxes                                           217       2,663        --           --
                                                     -------     -------    -------      -------
   Income (loss) from discontinued
       operations                                   $   (431)    $(6,049)  $    175    $    (495)
                                                     =======     =======    =======      =======

PAGE

3.  Investment in Affiliates

   Investments in affiliates consisted of the following:

                                                 December 31,    March 31,
                                                     1993          1994
                                                     -----         ----
                                                       (In thousands)
       Graniteville                               $   67,824    $   69,625
       CFC Holdings Corp.                                387           516
                                                   ---------     ---------
                                                  $   68,211    $   70,141
                                                   =========     =========

    Equity in earnings of affiliates before cumulative effect of changes in accounting principles consisted of the following:

                                                     Three months ended
                                                   -----------------------
                                                 February 28,    March 31,
                                                     1993          1994
                                                     ----          ----
                                                       (In thousands)
       Graniteville                               $    3,055    $    1,801
       CFC Holdings Corp.                               (541)          129
                                                   ---------      --------
                                                  $    2,514    $    1,930
                                                   =========      ========

    Under its present credit facility, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including SEPSCO, in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50,000,000 at the time of the payment (the outstanding principal balance was $70,000,000 as of March 31, 1994) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to SEPSCO prior to December 31, 1995.

    Summary consolidated results of operations of Graniteville for the three months ended February 28, 1993 and March 31, 1994 are as follows:

                                           Three months ended
                                         ----------------------
                                      February 28,     March 31,
                                          1993           1994
                                          ----           ----
                                             (In thousands)
       Operating revenues                $ 121,021    $ 129,990
       Operating profit                     13,706        7,661
       Net income                            6,235        3,686

4.  Income Taxes

    There is no provision for income taxes for the three-months ended March 31, 1994 due to the utilization of net operating loss carryforwards previously recognized in deferred income taxes. The provision for income taxes in the three months ended February 28, 1993 represented a 26% effective tax rate which was lower than the Federal statutory rate of 35% due to the inclusion of the equity in earnings of affiliates on an after-tax basis (net of the 80% dividend exclusion) in pre-tax income.

5.  Income (Loss) Per Share

    The income (loss) per share has been computed by dividing net income
(loss), after the reduction for an insignificant amount of preferred stock dividends, by the 11,655,067 weighted average common shares outstanding during the three-month periods ended February 28, 1993 and March 31, 1994.

    On April 14, 1994 Triarc increased its ownership of SEPSCO's common stock from 71.1% to 100% (see Note 6). In conjunction with such transaction, all of the convertible preferred stock, which had been owned by Triarc, was canceled. In addition, all of the then issued and authorized shares of SEPSCO common stock were canceled and 1,000 shares, par value $1.00 per share, of SEPSCO common stock was issued to Triarc and its subsidiaries. Earnings per share for the three months ended March 31, 1994 would have been $3,990.00 as a result of such issuance.

6.  Legal Matters

    In December 1990, a purported shareholder derivative suit (the "Ehrman Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida (the "District Court"). On January 11, 1994 the District Court approved a settlement agreement (the "Settlement Agreement") with the plaintiff (the "Plaintiff") in the Ehrman Litigation. The Settlement Agreement provided, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of shares of SEPSCO's common stock ("SEPSCO Common Stock") other than Triarc and its subsidiaries, aggregating a 28.9% minority interest in SEPSCO, would receive in exchange for each share of SEPSCO Common Stock 0.8 shares of Triarc's Class A Common Stock or an aggregate 2,691,822 shares. On April 14, 1994 SEPSCO's shareholders other than Triarc and its subsidiaries approved an agreement and plan of merger between SEPSCO and Triarc (the "Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO in accordance with the Settlement Agreement. Following the Merger, Triarc owns 100% of the SEPSCO Common Stock.

    Triarc paid Plaintiff's counsel and financial advisor $1,250,000 and $50,000, respectively, in accordance with the Settlement Agreement. SEPSCO had previously accrued such $1,300,000 in the three months ended February 28, 1993 since SEPSCO originally anticipated it would be responsible for such fees and expenses. However, as previously indicated, the Settlement Agreement established that Triarc and not SEPSCO was responsible for these expenditures and, accordingly, SEPSCO reversed the $1,300,000 of previously accrued expenses in the ten-month transition period ended December 31, 1993.

    The fair value as of April 14, 1994 of the 2,691,822 shares of Triarc's Class A Common Stock issued in the Merger aggregated $52,105,000 (the "Merger Consideration") net of $3,750,000 of such consideration representing Triarc's settlement costs. The Merger will be accounted for by Triarc in accordance with the purchase method of accounting. Accordingly, the acquisition of the additional 28.9% interest in SEPSCO's assets and liabilities will be recorded at their fair values and the minority interest in SEPSCO recorded by Triarc will be eliminated. The cost in excess of the fair value of the additional interest in the net assets acquired ("Goodwill") will be amortized on a straight-line basis over 30 years. However, SEPSCO has not yet commenced its evaluation of purchase accounting, and accordingly, cannot presently determine the amount of the Goodwill that will result from the Merger. Any such purchase accounting adjustment, including Goodwill, will be recorded by SEPSCO in accordance with the "push down" method of accounting.

    Pro forma unaudited condensed summary operating results of SEPSCO for the three months ended March 31, 1994, giving effect to the Merger as if it had been consummated on January 1, 1994, are set forth below. Since SEPSCO anticipates that a portion of the excess of the Merger Consideration over Triarc's related minority interest liability will be allocated to the net assets acquired, with amortization periods at less than 30 years, the pro forma assumes an average amortization period of such excess of only 25 years.

                                                              (In thousands except
                                                               per share amounts)
      Net Sales                                                     $    9,823
      Operating profit                                                   2,385
      Income from continuing operations
        before income taxes                                              3,751
      Net income                                                         3,751
      Net income per share                                                 .31
      Supplemental net income
        per share (see Note 5)                                        3,751.00


     Pro forma unaudited stockholders' equity of SEPSCO as of March 31, 1994, giving effect to the Merger as if it had been consummated on March 31, 1994, is set forth below:

                                                                 (In thousands)
      Common stock                                                 $       1
      Additional paid-in capital                                     101,592
      Accumulated deficit                                          $  (3,184)
                                                                    --------
          Total stockholders' equity                               $  98,409
                                                                    ========

      As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and is performing a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal, in certain instances, of certain contaminated soils. Remediation has recently been completed or is ongoing at five sites. In addition, remediation will be required at thirteen sites which were sold to or leased by the purchaser of the ice operations and such remediation will be made in conjunction with the purchaser. Based on preliminary information and consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates their cost of such remediation and/or removal described above will approximate $3,661,000, all of which was provided in prior years. In connection therewith, SEPSCO has incurred actual costs of $1,469,000 through March 31, 1994 and has a remaining accrual of $2,192,000 as of March 31, 1994. SEPSCO believes that its current reserves for remediation costs are adequate.

      In 1987, Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. Graniteville entered into a consent decree providing for the study and investigation of the alleged pollution and its sources. The study report prepared by Graniteville's environmental consulting firm and filed with DHEC in April 1990, recommended that pond sediments be left undisturbed and in place. DHEC responded by requesting that Graniteville submit additional information concerning potential passive and active remedial alternatives, with accompanying supportive information. In May 1991 Graniteville provided this information to DHEC in a report of Graniteville's environmental consulting firm. The 1990 and 1991 reports concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects on human health, to existing recreational uses or to the existing biological communities. In March 1994 DHEC concluded that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. SEPSCO is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of desirable remediation alternatives, SEPSCO believes the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

      SEPSCO and its subsidiaries are also engaged in ordinary, routine litigation incidental to SEPSCO's business. SEPSCO does not believe that such environmental matters and ordinary, routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

7.    Related Party Transactions

      The Company continues to have certain related party transactions with Triarc and its subsidiaries of the nature and general magnitude as described in Form 10-K. In addition, during the three-months ended March 31, 1994, SEPSCO purchased for cash certain notes receivable from Arby's, Inc., a subsidiary of Triarc, for their face value of $1,190,000 plus $49,000 of accrued interest.

PAGE

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Introduction

      The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Transition Report on Form 10-K for the ten-month period ended December 31, 1993 ("Form 10-K") of Southeastern Public Service Company ("SEPSCO").

      On October 27, 1993 SEPSCO's Board of Directors approved a change in the fiscal year of SEPSCO ending February 28 to a calendar year ending December 31, effective for the ten-month transition period ended December 31, 1993. As used herein, "Comparable 1993" refers to the three-month period ended February 28, 1993, the prior period most comparable with the three-month period ended March 31, 1994.

      A discussion of (i) the results of operations comparing the three-month period ended March 31, 1994 and Comparable 1993 and (ii) SEPSCO's financial condition and liquidity as of March 31, 1994 are set forth below.

THREE MONTHS ENDED MARCH 31, 1994 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1993

      Net sales increased $0.2 million from $9.6 million in Comparable 1993 to $9.8 million in 1994 as a result of higher average selling prices while the sales volume of liquefied petroleum gas remained relatively unchanged from the previous year.

      Operating profit increased $0.7 million from $1.9 million in Comparable 1993 to $2.6 million in 1994 resulting from an increase in gross profit of $0.5 million and a decrease in selling, general and administrative expenses of $0.2 million. Gross profit increased due to higher average selling prices as described above and lower product costs. Selling, general and administrative expenses decreased primarily because Triarc Companies, Inc. ("Triarc") ceased charging SEPSCO for management services costs effective January 1, 1994.

      Interest expense decreased $2.0 million from $4.1 million in Comparable 1993 to $2.1 million in 1994 due to lower debt outstanding during the 1994 period as a result of debt repayments in connection with the change in control that occurred on April 23, 1993.

      Equity in earnings of affiliates decreased $0.6 million from $2.5 million in Comparable 1993 to $1.9 million in 1994 due to lower earnings at Graniteville Company ("Graniteville"), a 49% owned affiliate, resulting from lower profit margins.

      Interest income from Triarc decreased $0.9 from $1.8 million in Comparable 1993 to $0.9 million in 1994 due to a reduction in the receivable from Triarc in connection with the change in control that occurred on April 23, 1993.

      Gain on sale of marketable security previously deferred of $6.0 million in Comparable 1993 resulted from the recognition of a gain previously deferred on the sale of common stock of an unaffiliated company to Triarc which had previously been deferred until collection of the note, received as proceeds in such sale, was assured. Since such note was collected in April 1993 prior to the issuance of the financial statements for the year ended February 28, 1993, the gain was recorded in Comparable 1993.

      Other, net improved $1.8 million from an expense of $1.1 million in Comparable 1993 to income of $0.7 million in 1994. Comparable 1993 amount a $1.3 million provision for the then proposed settlement costs in connection with the Ehrman Litigation. Such costs were ultimately borne by Triarc and the provision was reversed during the ten-month transition period ended December 31, 1993.

      The 1994 period did not result in a provision for income taxes due to the utilization of net operating carryforwards previously recognized in deferred income taxes. The provision for income taxes represented a 26% effective tax rate in Comparable 1993 which was lower than the Federal statutory rate of 35% due to the inclusion of the equity in earnings of affiliates on an after-tax basis (net of the 80% dividend exclusion) in pre-tax income.

      Loss from discontinued operations, net of taxes, of $6.5 million in Comparable 1993 resulted from the operating losses incurred by all of the discontinued segments. Such losses included a $2.9 million write down (net of a tax benefit of $2.0 million) relating to accruals for environmental remediation and losses on certain contracts in progress. The 1994 operating results of the discontinued operations have been previously recognized in the loss on disposal of discontinued operations during the ten-month transition period ended December 31, 1993.

      Equity in extraordinary item of affiliate resulted from early extinguishment of debt by CFC Holdings Corp., a 5.4% owned affiliate.

      SEPSCO reported net income of $4.0 million for the three months ended March 31, 1994 compared to a net loss for Comparable 1993 of $1.6 million for the reasons discussed above.

FINANCIAL CONDITION AND LIQUIDITY

      At December 31, 1993 and March 31, 1994 cash, cash equivalents and marketable securities, excluding restricted cash, amounted to $33.6 million (including $10.8 million of marketable securities) and $21.2 million (including $13.1 million of marketable securities), respectively. The $12.4 million decrease reflects (i) net cash used by operations of $0.8 million,
(ii) an increase in due from Triarc of $1.3 million, (iii) an increase in notes receivable of $1.2 million, (iv) repayments of long-term debt of $9.0 million and (v) capital expenditures of $0.1 million. Total debt, excluding the debt of the discontinued operations, amounted to $59.3 million and $50.6 million at December 31, 1993, and March 31, 1994, respectively.

      At March 31, 1994 SEPSCO holds a promissory note (the "Note") in the remaining amount of $28.0 million (including $2.3 million of accrued interest) from Triarc bearing interest at the annual rate of 13%, payable semi-annually, and is due in August 1998. The Note is included in "Due from Triarc Companies, Inc." in the condensed consolidated balance sheet. SEPSCO anticipates the interest on the Note will not be paid by Triarc and will not result in cash in-flows to SEPSCO.

      Under its present credit agreement, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including SEPSCO in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50.0 million at the time of the payment (the outstanding principal balance was $70.0 million as of March 31, 1994) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to SEPSCO prior to December 31, 1995. Accordingly, any income from the investment in Graniteville will not result in any cash in-flows to SEPSCO.

      SEPSCO is required to make an annual $9.0 million sinking fund payment on its 11 7/8% Senior Subordinated Debentures due February 1, 1998 (the "Debentures") and to pay interest on such Debentures semi-annually on February 1 and August 1 of each year. On February 1, 1994 SEPSCO made its $9.0 million sinking fund payment and semi-annual interest payment in the amount of $3.7 million. During the remainder of 1994 SEPSCO will be required to make a semi-annual interest payment of $3.2 million. Such interest payment will be included in cash flows from operations.

      The indenture relating to the Debentures contains a provision which limits to $100.0 million the aggregate amount of specified kinds of indebtedness that SEPSCO and its consolidated subsidiaries can incur. At March 31, 1994 such indebtedness was $50.6 million resulting in allowable additional indebtedness, if SEPSCO desired to make such borrowings and if such financing could be obtained, of $49.4 million.

      SEPSCO has $5.3 million of restricted cash which support letters of credit which collateralize certain performance and other bonds relating to the utility and municipal services segment. SEPSCO anticipates that the performance secured by the bond will be completed in late 1994 or early 1995 and the restricted cash will revert to SEPSCO free of restrictions and at that time be used for general corporate purposes.

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

      On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of all of its operating businesses, consisting of its utility and municipal services, refrigeration and natural gas and oil businesses. In addition, on July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of the liquefied petroleum gas business. SEPSCO intends to transfer the liquefied petroleum gas business to a subsidiary of Triarc and the transfer would be accounted for at net book value. Accordingly, SEPSCO has continued to reflect the liquefied petroleum gas business as a continuing operation. On December 9, 1993 SEPSCO's Board of Directors decided to sell the natural gas and oil business to Triarc following the Merger and the resulting elimination of the minority interest in SEPSCO rather than selling such business to an independent third party.

      In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction-related operations comprising all of the operations of the former utility and municipal services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5.0 million in cash, a $4.3 million note (discounted value $3.3 million) and the assumption by the buyer of certain current liabilities of up to $1.0 million. The note, which bears no interest during the first year and 5% thereafter is payable in annual installments of $0.12 million in 1995 through 1998 with the balance of $3.8 million due in 1999. The only remaining discontinued operations are the cold storage operation of the refrigeration business and the natural gas and oil business. SEPSCO has identified certain potential customers and is negotiating potential terms for the sale of the cold storage operation. The precise timetable for the sale and liquidation of the cold storage operation will depend upon SEPSCO's ability to negotiate acceptable terms for the sale of such operation with presently identified potential purchasers, or, failing to do so, identify other appropriate purchasers. SEPSCO currently anticipates completion of such sales by July 22, 1994. In connection therewith, SEPSCO anticipates that during the remainder of 1994 that an aggregate $0.75 million cash out-flow will be required with respect to the sale of the utility and municipal services business segment, which has been more than offset by the collection of $5.0 with respect to the sale of the ice operations.

      SEPSCO had cash used in operating activities of $0.8 million during the three-month period ended March 31, 1994. Such amount consisted of $4.0 million of net income less non-cash income of $1.9 million and working capital requirements of $2.9 million. Such net income reflected the results of the liquefied petroleum gas business during a quarter which benefits from seasonality due to the winter heating season. Accordingly, operating results for the remainder of the year may result in cash flows used in operations at levels higher than experienced during the 1994 first quarter dependent upon
(i) the timing of the sale or transfer of such businesses to Triarc and (ii) changes, if any, in the level of working capital requirements experienced during the 1994 first quarter. SEPSCO anticipates its cash requirements for the remainder of 1994, excluding cash flows from operations, will consist only of $0.3 million of capital expenditures to provide for business expansion in the natural gas and oil and liquefied petroleum gas segments. SEPSCO believes it will be able to meet all of its cash requirements during the remainder of 1994 with cash and marketable securities on hand and the proceeds from the sale of the ice operations.

CONTINGENCIES

      SEPSCO is contingently liable for certain environmental matters which are described in Note 6 to the condensed consolidated financial statements. In addition, a purported shareholder derivative suit was settled with the Merger, which was approved by SEPSCO's shareholders other than Triarc and its subsidiaries on April 14, 1994, all as described in detail in Note 6 to the condensed consolidated financial statements. SEPSCO and its subsidiaries are also engaged in ordinary, routine litigation incidental to SEPSCO's business. SEPSCO does not believe that such environmental matters and ordinary, routine litigation will have a material adverse effect on its consolidated financial position or results of operations.
PAGE

         SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (b)    Reports on Form 8-K

             On April 1, 1994 the Registrant issued a report on Form 8-K with respect to its estimated earnings for the ten-month transition period ended December 31, 1993.








PAGE

                SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHEASTERN PUBLIC SERVICE COMPANY



Date:  May 20, 1994                         BY:  /S/  JOSEPH A. LEVATO
                                                 ---------------------
                                                 Joseph A. Levato
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (On behalf of the Company)


                                                 /S/  FRED H. SCHAEFER
                                                 ---------------------
                                                 Fred H. Schaefer
                                                 Vice President and
                                                 Chief Accounting Officer
                                                 (Principal accounting officer)