Form 10-Q
period 1994-06-30
SOUTHEASTERN PUBLIC SERVICE CO
filed 1994-08-18
CIK 92050

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission file number: 1-4351


                    SOUTHEASTERN PUBLIC SERVICE COMPANY
          (Exact name of registrant as specified in its charter)


           Delaware                               13-5534018
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

           2001 N.W. 107th Avenue, Miami, FL                   33172
        (Address of principal executive offices)               (zip code)

                              (305) 593-6565
           (Registrant's telephone number, including area code)

     777 South Flagler Drive, Suite 1000E, West Palm Beach, FL  33401
           (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  [ X ]  No  [  ]

All of the voting stock of the registrant is held by the registrant's parent, Triarc Companies, Inc. There were 1,000 shares of the registrant's common stock ($1.00 par value) outstanding as of August 1, 1994.


PAGE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 December 31,    June 30,
                                                     1993          1994
                                                  ----------     --------
                        ASSETS                        (A)       (Unaudited)
                                                      (In thousands)
Current assets:
   Cash and cash equivalents                       $ 22,813     $ 13,447
   Restricted cash                                    5,264        5,264
   Marketable securities                             10,795       10,571
   Receivables                                        4,734        3,195
   Finished goods inventories                           850          828
   Other current assets                                 835          131
                                                   --------     --------
        Total current assets                         45,291       33,436
Properties, net                                       7,228        6,900
Due from Triarc Companies, Inc.                      25,358       28,076
Investments in affiliates                            68,211       71,988
Unamortized costs in excess of net assets
  of acquired companies                                 126       24,467
Other assets                                          1,501        6,823
Net non-current assets of discontinued operations    21,682       14,291
                                                   --------     --------
                                                   $169,397     $185,981
                                                   ========     ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt               $  9,045     $  9,049
   Accounts payable                                   3,430        1,477
   Accrued expenses                                   7,400        4,024
   Net current liabilities of discontinued operations 2,800        4,399
                                                   --------     --------
        Total current liabilities                    22,675       18,949
Long-term debt                                       50,258       41,835
Other liabilities                                     2,045        1,902
Commitments and contingencies
Stockholders' equity:
   Preferred stock                                       24          --
   Common stock                                      11,896            1
   Additional paid-in capital                        90,539      125,480
   Accumulated deficit                               (7,174)      (1,837)
   Treasury stock                                      (866)         --
   Unrealized loss on marketable securities             --          (349)
                                                   --------     --------
      Total stockholders' equity                     94,419      123,295
                                                   --------     --------
                                                   $169,397     $185,981
                                                   ========     ========

(A) Derived from the audited consolidated financial statements as of December 31, 1993.

       See accompanying notes to condensed consolidated financial statements.
PAGE

                                  SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  Three months ended     Six months ended
                                                  ------------------     ----------------
                                                 May 31,     June 30,    May 31,   June 30,
                                                  1993         1994       1993       1994
                                                  ----         ----       ----       ----
                                                                 (Unaudited)
                                                               (In thousands)
Net sales                                       $   7,799   $  5,795    $ 17,375   $  15,618
                                                ---------   ---------   ---------  ---------
Costs and expenses:
  Cost of sales                                     6,224      4,751      13,045      11,280
  Selling, general and administrative expenses      1,584        878       2,410       1,545
                                                ---------   ---------   ---------  ---------
                                                    7,808      5,629      15,455      12,825
                                                ---------   ---------   ---------  ---------
Operating profit (loss)                                (9)       166       1,920       2,793
Other income (expense):
  Interest expense                                 (2,791)    (2,029)     (6,882)     (4,123)
  Equity in earnings of affiliates before
   extraordinary item and cumulative
   effect of changes in accounting principles
   of affiliates                                      378      1,846       2,893       3,777
  Interest income from Triarc Companies,Inc.        1,411        860       3,240       1,711
  Gain on sale of marketable security
   previously deferred                                --         --        6,000         --
  Other, net                                         (435)       504      (1,570)      1,179
                                                ---------   ---------   ---------  ---------
Income (loss) from continuing operations
   before income taxes                             (1,446)     1,347       5,601       5,337
Benefit from (provision for) income taxes             553        --       (1,288)        --
                                                ---------   ---------   ---------  ---------
Income (loss) from continuing operations             (893)     1,347       4,313       5,337
Loss from discontinued operations, net of
  income taxes                                     (9,423)       --      (15,903)        --
                                                ---------   ---------   ---------  ---------
Income (loss) before equity in extraordinary
    item of affiliate and cumulative effect of
    changes in accounting principles              (10,316)     1,347     (11,590)      5,337
Equity in extraordinary item of affiliate             --         --         (348)        --
Cumulative effect of changes in accounting
  principles:
   SEPSCO                                           7,617        --        7,617         --
   Equity in affiliates                              (102)       --         (102)        --
                                                ---------   ---------   ---------  ---------
   Net income (loss)                            $  (2,801)  $  1,347    $ (4,423)  $   5,337
                                                =========   =========   =========  =========

        See accompanying notes to condensed consolidated financial statements. PAGE

           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six months ended
                                                  -----------------------
                                                    May 31,      June 30,
                                                     1993          1994
                                                    -------       ------
                                                        (Unaudited)
                                                      (In thousands)
Cash flows from operating activities:
  Net income (loss)                                $ (4,423)    $  5,337
  Adjustments to reconcile net income (loss)
    to net cash and cash equivalents provided by
    (used in) operating activities:
     Interest income from Triarc Companies, Inc.
       capitalized and not collected                    --        (1,711)
     Depreciation and amortization of properties        648          571
     Amortization of deferred financing costs and
      debt discount                                     804          726
     Amortization of cost in excess of net assets
      of acquired companies                               6          204
     Equity in earnings of affiliates                (2,443)      (3,777)
     Gain on sale of marketable security previously
      deferred                                       (6,000)         --
     Provision for deferred income taxes              2,163          --
     Other, net                                        (533)        (210)
     Loss from discontinued operations               15,903          --
     Cumulative effect of changes in accounting
       principles                                    (7,617)         --
     Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables                                    (520)       1,539
        Finished goods inventories                     (127)          22
        Other current assets                          2,470          582
      Increase (decrease) in:
        Accounts payable                              3,015       (1,953)
        Accrued expenses                              1,672       (3,376)
                                                   --------     --------
          Net cash and cash equivalents provided by
           (used in) operating activities             5,018       (2,046)
                                                   --------     --------
Cash flows from investing activities:
     Purchase of a note receivable from an
      affiliate                                         --        (1,239)
     Purchase of marketable securities                  --          (700)
     Proceeds from sale of marketable securities        --           861
     Capital expenditures                              (279)        (208)
     Proceeds from sales of properties                   36           25
     Decrease in due from Triarc Companies, Inc.     23,334          --
                                                   --------     --------
          Net cash and cash equivalents provided by
           (used in) investing activities            23,091       (1,261)
                                                   --------     --------
Cash flows from financing activities:
     Repayments of long-term debt                    (9,083)      (9,023)
     Net repayments of accounts receivable
      financing                                      (7,799)         --
     Redemption of subsidiary preferred stock           --          (703)
     Repayments of notes payable to affiliate        (5,643)         --
                                                   --------     --------
          Net cash and cash equivalents
           used in financing activities             (22,525)      (9,726)
                                                   --------     --------
Net cash and cash equivalents provided by
    (used in) continuing operations                   5,584      (13,033)
Net cash and cash equivalents provided by
    (used in) discontinued operations                (5,352)       3,667
                                                   --------     --------
Net increase (decrease) in cash and cash
    equivalents                                         232       (9,366)
Cash and cash equivalents at beginning of period      2,442       22,813
                                                   --------     --------
Cash and cash equivalents at end of period         $  2,674     $ 13,447
                                                   ========     ========

       See accompanying notes to condensed consolidated financial statements.
PAGE

           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                               June 30, 1994
                                (Unaudited)
1.   Basis of Presentation

     Southeastern Public Service Company and subsidiaries ("SEPSCO") is a wholly-owned (71.1% owned prior to April 14, 1994) subsidiary of Triarc Companies, Inc. ("Triarc").

     The accompanying unaudited condensed consolidated financial statements of SEPSCO have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of SEPSCO, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments and in the six-month period ended May 31, 1993, certain significant charges described in
Note 13, necessary to present fairly SEPSCO's financial position as of December 31, 1993 and June 30, 1994 and its results of operations for the three and six-month periods ended May 31, 1993 and June 30, 1994 and its cash flows for the six-month periods ended May 31, 1993 and June 30, 1994. This information should be read in conjunction with the consolidated financial statements and notes thereto included in SEPSCO'S Transition Report on Form 10-K ("Form 10-K") for the ten-month transition period ended December 31, 1993.

     In October 1993 SEPSCO's Board of Directors approved a change in the fiscal year of SEPSCO from a fiscal year ending February 28 to a calendar year ending December 31, effective for the ten-month transition period ended December 31, 1993 (the "Transition Period"). Graniteville Company ("Graniteville"), a 49% owned investment of SEPSCO, also changed its fiscal year from a fiscal year ending on or about February 28 to a calendar year ending on or about December 31, effective for the Transition Period.

     The three and six-month periods ended May 31, 1993 (the "Comparable Three Months" and the "Comparable Six Months", respectively) have been presented herein since they are the periods most nearly comparable to the three and six-month periods ended June 30, 1994. Due to the fact that (i) consolidations were not prepared other than on a quarterly basis in the year ended February 28, 1993 and the Transition Period and (ii) the same three and six-month periods ended May 31, 1993 were included in Triarc's condensed consolidated financial statements for Triarc's comparable July 31, 1993 prior year periods, it was not practicable nor consistent with Triarc for SEPSCO to recast its prior year results and present financial statements for the three and six-month periods ended June 30, 1993.

2.   Reclassifications

     Certain amounts included in the prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

3.   Change in Control

     As previously reported, a change in control of Triarc occurred on April 23, 1993 which, as a result of Triarc's ownership of SEPSCO's voting securities, constituted a change in control of SEPSCO (the "Change in Control"). In connection with the Change in Control, the Board of Directors of Triarc was reconstituted and new senior executive officers were elected.

4.   Discontinued Operations

     On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of its utility and municipal services ("Services"), refrigeration ("Refrigeration" or "Refrig.") and natural gas and oil ("NG&O") businesses. The operating results of the discontinued operations through July 22, 1993 are included in "Loss from discontinued operations, net of income taxes" in the accompanying condensed consolidated statements of operations. The operating results of the discontinued operations subsequent to July 22, 1993 have been previously recognized in the loss on disposal of discontinued operations and are included in "Net current liabilities of discontinued operations" in the condensed consolidated balance sheets.

     In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction related operations previously comprising all of the operations of the former Services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its Refrigeration business segment for $5,000,000 in cash, a $4,295,000 note (discounted value $3,327,000) and the assumption by the buyer of certain current liabilities of $837,000. While the amount of the loss resulting from the sale of the ice operations is subject to final adjustment, SEPSCO estimates it will approximate $2,100,000. The note, which bears no interest during the first year and 5% annually thereafter, is payable in annual installments of $120,000 in 1995 through 1998 with the balance of $3,815,000 due in 1999.

     As indicated above, SEPSCO's Board of Directors authorized the sale or liquidation of the NG&O business on July 22, 1993. However, on December 9, 1993 SEPSCO's Board of Directors decided to sell the NG&O business to Triarc following the Merger and the resulting elimination of the minority interest in SEPSCO (see Note 10) rather than selling such business to an independent third party. Subsequently, SEPSCO identified significant third party interest in the natural gas and oil business and on August 5, 1994 entered into a contract for the sale of the principal assets, excluding receivables, of the NG&O business for cash of $17,000,000 subject to certain post-closing adjustments. SEPSCO estimates that consummation of the sale at such price would result in a gain. Such sale is scheduled to close no later than August 31, 1994.

     The only remaining discontinued operation is the other operation (cold storage) which comprised SEPSCO's Refrigeration business segment. In June 1994 SEPSCO sold to an unaffiliated party two of its cold storage plants with a net book value of $1,888,000 for $475,000 of cash and $700,000 of notes, resulting in a loss, including expenses of $50,000, of $763,000. In June 1994 SEPSCO entered into a letter of intent with a SEPSCO management-led buyout group for the sale of substantially all of the remaining assets of the cold storage operation for $6,500,000 in cash, a $3,000,000 note (discounted value $2,486,000) and the assumption by the buyer of certain liabilities of up to $2,500,000. Consummation of the sale is subject to several conditions including, among others, the buyers obtaining the necessary financing. Based on such purchase price and excluding any proceeds from the $3,000,000 note until collection is reasonably assured, SEPSCO estimates that it will incur a loss of approximately $5,000,000 on such sale, the estimated amount of which had previously been accrued, including the write-off of approximately $700,000 of properties, principally land, with minimal value, not being sold to the buyers. The note would be secured by the assets of the cold storage operation (which security interest would be subordinated to a security interest granted to any lender to the buyers), would be due six years from the date of closing and would be non-interest bearing for the first year and would bear interest at 8% thereafter. SEPSCO currently anticipates closing such sale by October 1994.

     After (i) consideration of (a) a $2,866,000 write-down (net of a tax benefit of $2,037,000) recorded in the three-month period ended February 28, 1993 relating to accruals for environmental remediation and losses on certain contracts in progress and (b) a $4,676,000 write-down (net of a tax benefit of $3,324,000) recorded in the three-month period ended May 31, 1993 relating to the impairment of certain unprofitable properties, both as reflected in operating profit (loss) of discontinued operations set forth below, (ii) a $13,910,000 provision (with no tax benefit) for the estimated loss on the sale of the discontinued operations recorded subsequent to May 31, 1993 in the Transition Period and (iii) based on the analysis performed to date with respect to the proposed sale of the cold storage operations, SEPSCO expects that all consummated dispositions, as well as the anticipated closing of the contract to sell NG&O and the disposition of the cold storage operation, including the results of their operations through the actual or anticipated disposal dates, will not have a material adverse affect on the financial position or results of operations of SEPSCO.

     In addition, on July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of the liquefied petroleum gas business. SEPSCO intends to transfer (the precise nature and timing of such transfer has not yet been determined) the liquefied petroleum gas business to a subsidiary of Triarc, and the transfer would be accounted for at net book value and, thus, not result in any gain or loss upon the transfer. Accordingly, SEPSCO has continued to reflect the liquefied petroleum gas business as a continuing operation.

     The income (loss) from discontinued operations for the three and six-month periods ended May 31, 1993 (the periods included in SEPSCO's condensed consolidated statements of operations for the Comparable Three Months and the Comparable Six Months (see Note 1)) and for the three and six-month periods ended June 30, 1994 subsequent to the measurement date, which have been previously recognized, consisted of the following:

PAGE

                                Three months         Six months         Three months       Six months
                                    ended               ended               ended             ended
                                May 31, 1993        May 31, 1993        June 30, 1994     June 30, 1994
                              -----------------   -----------------    --------------    ---------------
                                      Services             Services
                              NG&O   and Refrig.   NG&O   and Refrig. NG&O     Refrig.    NG&O   Refrig.
                              ----    ---------    -----  ----------- ----     ------     ----- ---------
                                                              (In thousands)
Operating revenues:
   Net sales                 $ 1,397   $ 2,840   $  3,338  $ 4,756   $   819   $   798   $ 2,181  $ 2,600
   Service revenues              --     45,443        --    87,796       -       1,009       --     3,736
                             -------   -------    -------  -------   -------   -------   -------  -------
                               1,397    48,283      3,338   92,552       819     1,807     2,181    6,336
Operating costs and expenses:
   Cost of sales                 744     2,591      2,480    4,971       452     1,200     1,309    3,405
   Cost of services              --     42,340        --    87,043       --        368       --     2,770
   Selling, general and
    administrative expenses      245     3,659      1,083    7,864       205       342       459      817
   Write-down of certain
     unprofitable properties     --      8,000        --     8,000       --        --        --       --
   Facilities relocation and
     corporate restructuring     132     4,457        132    4,457       --        --        --       --
                             -------   -------    -------  -------   -------   -------   -------  -------
                               1,121    61,047      3,695  112,335       657     1,910     1,768    6,992
                             -------   -------    -------  -------   -------   -------   -------  -------
Operating profit (loss)          276   (12,764)      (357) (19,783)      162      (103)      413     (656)
                             -------   -------    -------  -------   -------   -------   -------  -------
Other income (expense):
   Interest expense               (1)     (791)        (3)  (1,746)      --        --        --        (3)
   Other, net                     18      (266)         5   (1,004)      105       (95)       29      (34)
                             -------   -------    -------  -------   -------   -------   -------  -------
Income (loss) before
    income taxes                 293   (13,821)      (355) (22,533)      267      (198)      442     (693)
Benefit from (provision
 for) income taxes              (153)    4,258         64    6,921       --        --        --       --
                             -------   -------    -------  -------   -------   -------   -------  -------
     Income (loss) from
      discontinued operations$   140   $(9,563)  $   (291) $(15,612) $   267   $  (198)  $   442  $  (693)
                             =======   =======    =======  =======   =======   =======   =======  =======

      Net current liabilities and non-current assets of discontinued operations consisted of the following:
                                                   December 31, 1993       June 30, 1994
                                                   -----------------      ---------------
                                                  NG&O        Refrig.     NG&O      Refrig.
                                                  -----      --------     -----    --------
                                                                (In thousands)
Current assets:
   Cash                                           $   253   $    308    $      8   $      54
   Receivables                                        197      1,528         271         597
   Inventories                                        157        647         155          81
   Other current assets                                17        236          33         248
                                                 --------   --------   ---------   ---------
     Total current assets                             624      2,719         467         980
                                                 --------   --------   ---------   ---------
Current liabilities:
   Accounts payable                                   528      1,951         455       2,666
   Accrued expenses                                 1,102      2,562         961       1,764
                                                 --------   --------    ---------  ---------
     Total current liabilities                      1,630      4,513       1,416       4,430
                                                 --------   --------   ---------   ---------
   Net current liabilities of discontinued
    operations                                    $ 1,006   $  1,794    $    949   $   3,450
                                                 ========   ========    ========    ========
Non-current assets:
   Properties, net                                $ 7,280   $ 17,682    $  7,181   $   9,614
   Other assets                                         1         71           1          16
                                                 --------   --------   ---------   ---------
     Total non-current assets                       7,281     17,753       7,182       9,630
                                                 --------   --------   ---------   ---------
Non-current liabilities:
   Deferred income taxes                            1,305     (1,305)        --          --
   Other liabilities                                  519      2,833         504       2,017
                                                 --------   --------   ---------   ---------
     Total non-current liabilities                  1,824      1,528         504       2,017
                                                 --------   --------   ---------   ---------
   Net non-current assets of discontinued
     operations                                   $ 5,457   $ 16,225    $  6,678   $   7,613
                                                 ========   ========   =========   =========
/TABLE

5.   Investment in Affiliates

     Investments in affiliates consisted of the following:

                                          December 31,  June 30,
                                              1993        1994
                                              -----       ----
                                               (In thousands)
       Graniteville Company                $  67,824    $ 71,399
       CFC Holdings Corp.                        387         589
                                           ---------   ---------
                                           $  68,211    $ 71,988
                                           =========   =========

    Equity in earnings of affiliates before extraordinary item and cumulative effect of changes in accounting principles, which for the three and six-month periods ended May 31, 1993 include certain significant charges (see Note 13), consisted of the following:

                               Three months ended      Six months ended
                             -----------------------   -----------------
                                May 31,     June 30,   May 31,   June 30,
                                 1993         1994      1993       1994
                                 ----         ----      ----       ----
                                             (In thousands)
       Graniteville Company   $   1,354   $   1,769   $  4,410   $  3,575
       CFC Holdings Corp.          (976)         77     (1,517)       202
                              ---------    --------   --------   --------
                              $     378   $   1,846   $  2,893   $  3,777
                              =========    ========   ========   ========

    Under its present credit facility, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including SEPSCO, in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50,000,000 at the time of the payment (the outstanding principal balance was $67,000,000 as of June 30, 1994) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to SEPSCO prior to December 31, 1995 and thereafter Graniteville's ability to do so will be limited.

    Summary consolidated results of operations of Graniteville for the three and six-month periods ended May 31, 1993 and June 30, 1994 are as follows:

                               Three months ended      Six months ended
                             -----------------------   -----------------
                                May 31,     June 30,   May 31,   June 30,
                                 1993         1994      1993       1994
                                 ----         ----      ----       ----
                                             (In thousands)
       Operating revenues     $ 141,057   $ 143,683   $262,078   $273,673
       Operating profit           8,644       8,705     22,350     16,366
       Net income                 2,764       3,611      8,999      7,297

6.   Stockholders' Equity

     As part of the Merger (see Note 10), SEPSCO was recapitalized whereby all of its then existing preferred stock and common stock, including common stock held in treasury, were canceled and 1,000 shares of common stock were issued. The net effect of the reductions in "Preferred stock", "Common stock" and "Treasury stock" of $11,053,000 was credited to "Additional paid-in capital". Further, in the Merger Triarc acquired a 28.9% minority interest in SEPSCO, which is being accounted for in SEPSCO in accordance with the "push-down" method of accounting whereby Triarc's increase in basis in SEPSCO is reflected in SEPSCO. As such the $23,888,000 excess of the acquisition cost of $52,105,000 over the carrying value of the minority interest liability at Triarc of $28,217,000 has been accounted for as a contribution to "Additional paid-in capital".

7.   Redemption of Subsidiary Preferred Stock

     On June 21, 1994 a subsidiary of SEPSCO redeemed 70,369 shares of its $1.00 par value convertible preferred stock, representing all of the then issued and outstanding preferred shares of the subsidiary, at par value aggregating $704,000 plus $10,000 of accrued and unpaid dividends. The $665,000 excess of the $704,000 purchase price over the $39,000 carrying value of the stock was recorded as an addition to "Unamortized costs in excess of net assets of acquired companies". Prior to its redemption, the carrying value of such preferred stock was reported in "Other liabilities".

8.   Income Taxes

     There is no provision for income taxes for the three and six month-periods ended June 30, 1994 (i) since SEPSCO had a loss for income tax purposes for the three months ended June 30, 1994 after adjustment for the dividend exclusion on the equity in earnings of affiliates included in pre-tax income and (ii) due to the utilization of net operating loss carryforwards and the release of valuation allowances related thereto during the three months ended March 31, 1994. SEPSCO's benefit from or provision for income taxes for the three and six-month periods ended May 31, 1993 vary from the United States Federal statutory income tax rate of approximately 35% due to the inclusion of the equity in earnings of affiliates in pre-tax income.

9.   Cumulative Effect of Changes in Accounting Principles

     Effective March 1, 1993 SEPSCO changed its accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SEPSCO's adoption of such standard resulted in a benefit of $7,617,000 and is reported as the "Cumulative effect of changes in accounting principles: SEPSCO" in the accompanying condensed consolidated statements of operations for the three and six-month periods ended May 31, 1993.

     Additionally, effective January 1, 1993 CFC Holdings Corp., a 5.4% owned affiliate ("CFC Holdings"), changed its accounting for income taxes and postretirement benefits other than pensions in accordance with SFAS 109 and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), respectively. SEPSCO's equity in the adoption by CFC Holdings of such standards resulted in a charge of $102,000, consisting of $94,000 and $8,000 related to SFAS 109 and SFAS 106, respectively, and is reported in the "Cumulative effect of changes in accounting principles:
Equity in affiliates" in the accompanying condensed consolidated statements of operations for the three and six-month periods ended May 31, 1993.

10.  Merger and Litigation Settlement

       In December 1990, a purported shareholder derivative suit (the "Ehrman Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc. On January 11, 1994 a settlement agreement (the "Settlement Agreement") with the plaintiff (the "Plaintiff") in the Ehrman Litigation was approved. The Settlement Agreement provided, among other things, that SEPSCO would be merged into, or otherwise acquired by, Triarc or an affiliate thereof, in a transaction in which each holder of shares of SEPSCO's common stock ("SEPSCO Common Stock") other than Triarc and its subsidiaries, aggregating a 28.9% minority interest in SEPSCO, would receive in exchange for each share of SEPSCO Common Stock 0.8 shares of Triarc's Class A common stock, or an aggregate 2,691,824 shares. On April 14, 1994 SEPSCO's shareholders other than Triarc and its subsidiaries approved an agreement and plan of merger between SEPSCO and Triarc (the "Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO. As a result of the Merger, SEPSCO became a wholly-owned subsidiary of Triarc. Triarc paid Plaintiff's counsel and financial advisor $1,250,000 and $50,000, respectively, in accordance with the Settlement Agreement. SEPSCO had previously accrued such $1,300,000 in the three months ended February 28, 1993 since SEPSCO originally anticipated it would be responsible for such fees and expenses. In addition, SEPSCO accrued an additional $400,000 for its legal costs during the three months ended May 31, 1993. However, the Settlement Agreement established that Triarc and not SEPSCO was responsible for these costs and, accordingly, SEPSCO subsequently reversed the aggregate $1,700,000 of such expenses in the three months ended August 31, 1993.

     The fair value as of April 14, 1994 of the 2,691,824 shares of Triarc's Class A Common Stock issued in the Merger aggregated $52,105,000 (the "Merger Consideration"), net of $3,750,000 of such consideration representing Triarc's settlement costs. The Merger is being accounted for by Triarc in accordance with the purchase method of accounting, and the minority interest in SEPSCO recorded by Triarc has been eliminated. Triarc is in the process of determining the fair value of the additional 28.9% interest in SEPSCO's assets acquired and liabilities assumed. The final purchase accounting will be recorded in SEPSCO in accordance with the "push down" method of accounting whereby Triarc's increase in basis in SEPSCO is reflected in SEPSCO. Until such valuations are completed, SEPSCO is temporarily reflecting the $23,888,000 of excess of cost of $52,105,000 over the minority interest liability acquired by Triarc of $28,217,000 as "Unamortized costs in excess of net assets of acquired companies" ("Goodwill"). Such Goodwill is being amortized on a straight-line basis over 25 years since it is assumed that a portion thereof will ultimately be allocated to assets with depreciable lives of less than SEPSCO's amortization period for Goodwill of 30 years. Pro forma condensed summary operating results of SEPSCO for the six-month period ended June 30, 1994 giving effect to the Merger as if it had been consummated on January 1, 1994 are set forth below (in thousands):

       Net sales                                $  15,618
       Operating profit                             2,514
       Income from continuing operations            5,058

11.  Legal Matters

     As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and is performing a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal, in certain instances, of certain contaminated soils. Remediation has recently been completed or is ongoing at four sites. In addition, remediation will be required at thirteen sites which were sold to or leased by the purchaser of the ice operations (see Note 4) and such remediation will be made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payment of $500,000. Remediation is ongoing at six of such sites. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of such remediation and/or removal described above will approximate $3,661,000, of which $2,100,000 was provided in the six-month period ended May 31, 1993 while the other $1,561,000 was provided in prior years. In connection therewith, SEPSCO has incurred actual costs of $1,894,000 through June 30, 1994 and has a remaining accrual of $1,767,000 as of June 30, 1994. SEPSCO believes that its current reserves for remediation costs are adequate.

     In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects on human health, to existing recreational uses or to the existing biological communities. In March 1994 DHEC concluded that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. SEPSCO is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of desirable remediation alternatives, SEPSCO believes the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

     SEPSCO and its subsidiaries are also engaged in ordinary, routine litigation incidental to SEPSCO's business. SEPSCO does not believe that the environmental matters discussed in detail above and ordinary, routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

12.  Related Party Transactions

     SEPSCO continues to have certain related party transactions with Triarc and its subsidiaries of the nature and general magnitude as described in the Form 10-K. In addition, during the six months ended June 30, 1994, SEPSCO purchased for cash certain notes receivable from Arby's, Inc., a subsidiary of Triarc, for their face value of $1,190,000 plus $49,000 of accrued interest.

13.  Significant 1993 Charges Recorded During the Comparable Six Months

     The accompanying condensed consolidated statements of operations for the three and six-month periods ended May 31, 1993 include the following significant charges related primarily to actions taken in connection with the Change in Control (in thousands):


      Estimated cost allocated to SEPSCO by Triarc
        to terminate the lease on Triarc's existing
        corporate headquarters                          $ 2,840
      Costs allocated to SEPSCO by Triarc related
        to a five-year consulting agreement extending
        through April 1998 between Triarc and the
        former Vice Chairman of Triarc (the "Consulting
        Agreement")                                       1,374
      Estimated cost to relocate SEPSCO's corporate
        office                                              500
      Estimated cost allocated to SEPSCO by Triarc for
        relocation of Triarc's corporate headquarters,
        personnel relocation and employee severance         786   (a)
                                                         ------
          Total facilities relocation and corporate
            restructuring charges                         5,500   (b)
      Estimated cost allocated to SEPSCO by Triarc for a
        payment to a special committee of the Board
        of Directors of Triarc                              625   (c)
      Write-down of certain unprofitable properties       8,000   (d)
      Income tax benefit relating to the above charges   (4,820)  (e)
      Provision for income tax contingencies and other
        income tax matters                                  600   (f)
      Equity in significant charges of affiliates, net
        of taxes                                          3,036   (g)
                                                        -------
                                                        $12,941
                                                        =======


      (a) Such costs were subsequently reversed during the three months ended August 31, 1993 and absorbed by Triarc.

      (b) $911,000 included in "Selling, general and administrative expenses" of continuing operations and $4,589,000 included in "Loss from discontinued operations, net of income taxes."

      (c) $104,000 included in "Selling, general and administrative expenses" of continuing operations and $521,000 included in "Loss from discontinued operations, net of income taxes."

      (d) Included in "Loss from discontinued operations, net of income taxes."

      (e) $350,000 included in "Benefit from (provision for) income taxes" of continuing operations and $4,470,000 included in "Loss from discontinued operations, net of income taxes."

      (f) $100,000 included in "Benefit from (provision for) income taxes" of continuing operations and $500,000 included in "Loss from discontinued operations, net of income taxes."

      (g) SEPSCO's equity in significant charges of affiliates, 49% of Graniteville and 5.4% of CFC Holdings, recorded in the three and six-month periods ended May 31, 1993, and consisting of both direct charges and charges allocated by Triarc to Graniteville and CFC Holdings, is summarized as follows (in thousands):

                                                         CFC
                                         Graniteville Holdings  Total
                                         ------------ --------  -----
      Estimated cost allocated to the
        affiliates by Triarc to terminate
        the lease on Triarc's existing
        corporate headquarters             $  790      $ 382   $1,172
      Total cost allocated to the
        affiliates by Triarc related to
        the Consulting Agreement              112         79      191
      Estimated cost allocated to the
        affiliates by Triarc for
        relocation of Triarc's corporate
        headquarters, personnel relocation
        and employee severance              1,022        122    1,144 (a)
      Affiliate's facilities relocation
        and corporate restructuring           --         544      544
                                           ------     ------   ------
          Total facilities relocation and
            corporate restructuring charges 1,924      1,127    3,051
      Estimated cost allocated to
        the affiliates by Triarc for a
        payment to a special committee
        of the Board of Directors of Triarc   813         97      910
      Other                                   --         419      419
      Less income tax benefit on the
        above items                          (945)      (399)  (1,344)
                                           ------     ------   ------
                                           $1,792      $1,244  $3,036
                                           ======     ======   ======

      (a) Such costs were subsequently reversed during the three months ended
          August 31, 1993 and absorbed by Triarc.

PAGE

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Introduction

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Transition Report on Form 10-K ("Form 10-K") for the ten-month period ended December 31, 1993 of Southeastern Public Service Company (collectively with its subsidiaries, "SEPSCO").

     In October 1993 SEPSCO's Board of Directors approved a change in the fiscal year of SEPSCO from a fiscal year ending February 28 to a calendar year ending December 31, effective for the ten-month transition period ended December 31, 1993 (the "Transition Period"). The six and three-month periods ended June 30, 1994 are compared below with the six and three-month periods ended May 31, 1993 (respectively, the "Comparable Six Months" and the "Comparable Three Months"), respectively. It was not practical for SEPSCO to recast its prior year results and, accordingly, the Comparable Six Months and Comparable Three Months were used as the six and three-month periods most nearly comparative to the six and three-month periods ended June 30, 1994.

SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH SIX MONTHS ENDED MAY 31, 1993

     Net sales decreased $1.8 million to $15.6 million in the 1994 period from $17.4 million in the Comparable Six Months due to the $1.6 million effect of the inclusion of December, historically a higher volume month, in the Comparable Six Months in comparison with the inclusion of June, a lower volume month, in the 1994 period and a $0.2 million reduction in volume in the remaining months of January through May. Such reduction in the January through May period reflects the positive effect on the Comparable Six Months of (i) a March 1993 storm which caused unseasonably colder weather (which benefited LP gas sales in March and April 1993) and (ii) relatively colder temperatures in February 1993 both almost fully offset by the effect of relatively colder temperatures in January 1994.

     Operating profit increased $0.9 million to $2.8 million in the six months ended June 30, 1994 from $1.9 million in the Comparable Six Months as a result of a decrease in selling, general and administrative expenses of $0.9 million. Such decrease resulted from (i) the absence in the 1994 first half of $1.0 million of nonrecurring significant charges recorded in the Comparable Six Months and (ii) the decision by SEPSCO's parent, Triarc Companies, Inc. ("Triarc"), to cease charging SEPSCO for management services effective January 1, 1994, resulting in a $0.3 million reduction in such costs, both partially offset by a $0.4 million increase in the allocation of SEPSCO corporate charges to continuing operations due to the sale of certain discontinued operations during 1993 subsequent to the Comparable Six Months. The nonrecurring significant charges related primarily to actions taken in connection with a change in control of Triarc and SEPSCO that occurred on April 23, 1993 (the "Change in Control") and primarily result from $0.9 million of facilities relocation and corporate restructuring charges. Gross profits were relatively unchanged as the effect of the $1.8 million decrease in sales volume was offset by higher gross margin due to the decrease in the purchase price of liquefied petroleum ("LP") gas in an environment of stable selling prices.

     Interest expense decreased $2.8 million to $4.1 million in the six months ended June 30, 1994 from $6.9 million in the Comparable Six Months due to lower debt outstanding during the six months ended June 30, 1994 as a result of debt repayments principally in connection with the Change in Control.

     Equity in earnings of affiliates increased $0.9 million from $2.9 million in the Comparable Six Months to $3.8 million in the 1994 period due to the absence in the 1994 first half of $3.0 million of nonrecurring significant charges in the Comparable Six Months, principally facilities relocation and corporate restructuring charges related to the Change in Control, partially offset by lower profit margins in the 1994 period principally resulting from the higher cost of cotton, one of Graniteville's principal raw materials, and lower average selling prices.

     Interest income from Triarc decreased $1.5 million to $1.7 million in the six months ended June 30, 1994 from $3.2 million in the Comparable Six Months due to a reduction in the receivable from Triarc in connection with the Change in Control.

     The gain on sale of marketable security of $6.0 million in the Comparable Six Months resulted from the recognition of a gain previously deferred on the sale of the common stock of an unaffiliated company to Triarc which had previously been deferred until collection of the note received as proceeds in such sale was assured. Since such note was collected in April 1993 prior to the issuance of the consolidated financial statements for the year ended February 28, 1993, the gain was recorded in the three months ended February 28, 1993 and included in the Comparable Six Months.

     Other, net improved $2.8 million to income of $1.2 million in the six months ended June 30, 1994 from expense of $1.6 million in the Comparable Six Months due to a $1.7 million accrual in the Comparable Six Months for expenses related to the settlement of a shareholder derivative suit (the "Ehrman Litigation") and $1.2 million of investment income in the 1994 six-month period. The Ehrman Litigation settlement costs were ultimately borne by Triarc and the provision was subsequently reversed during the three months ended August 31, 1993.

     There is no provision for income taxes for the six-month period ended June 30, 1994 due to (i) the utilization of net operating loss carryforwards and the release of valuation allowances related thereto during the three months ended March 31, 1994 and (ii) the loss for income tax purposes after adjustment for the dividend exclusion on the equity in earnings of affiliates included in pre-tax income for the three months ended June 30, 1994.
SEPSCO's provision for income taxes for the Comparable Six Months varies from the United States Federal statutory income tax rate of approximately 35% due to the inclusion of the equity in earnings of affiliates in pre-tax income.

     Loss from discontinued operations, net of taxes, of $15.9 million in the Comparable Six Months resulted from (i) the net operating losses incurred by the discontinued businesses, (ii) a $2.9 million write-down (net of a tax benefit of $2.0 million) relating to accruals for environmental remediation and losses on certain contracts in progress, and (iii) $9.1 million of certain significant charges, net of tax benefit, related primarily to actions taken in connection with the Change in Control. Such significant charges included (i) $4.6 million of pre-tax costs associated with the facilities relocation and corporate restructuring, including (a) estimated costs of $2.4 million allocated to SEPSCO by Triarc to terminate the lease on Triarc's existing corporate facilities, (b) costs of $1.1 million allocated to SEPSCO by Triarc related to a five-year consulting agreement extending through April 1998 between Triarc and the former Vice Chairman of Triarc, (c) estimated costs of $0.4 million to relocate SEPSCO's corporate office and (d) estimated costs of $0.7 million allocated to SEPSCO by Triarc for relocation of Triarc's corporate headquarters, personnel relocation and employee severance (subsequently reversed during the three months ended August 31, 1993 and absorbed by Triarc), (ii) an $8.0 million pre-tax write-down relating to the impairment of certain unprofitable properties, (iii) estimated pre-tax cost of $0.5 million allocated to SEPSCO by Triarc for a payment to a special committee of the Board of Directors of Triarc, (iv) a tax benefit of $4.5 million related to items (i) through (iii) and (v) a provision of $0.5 million for income tax contingencies and other income tax matters. There is no similar income or loss from discontinued operations in the 1994 period since the estimated operating losses of the remaining discontinued operations through the actual or estimated dates of disposal were previously recognized.

     The cumulative effect of changes in accounting principles in the Comparable Six Months resulted from (i) a benefit of $7.6 million from the adoption effective March 1993 of Statement of Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") and (ii) a charge of $0.1 million from SEPSCO's equity in the January 1993 adoption of SFAS 109 and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106") by an affiliate.

     Net income of $5.3 million for the six months ended June 30, 1994 increased $9.7 million from a net loss for the Comparable Six Months of $4.4 million for the reasons discussed above.

THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH THREE MONTHS ENDED MAY 31,
1993

     Net sales decreased $2.0 million to $5.8 million in the 1994 period from $7.8 million in the Comparable Three Months due to the $1.6 million effect of the inclusion of March, a higher volume month, in the Comparable Three Months in comparison with the inclusion of June, a lower volume month, in the 1994 period and $0.4 million of lower volume in the remaining months of April and May 1994. Such reduction in April and May 1994 was principally due to the March 1993 winter storm referred to above which also benefited LP gas sales in April 1993.

     Operating profit improved $0.2 million to $0.2 million in the three months ended June 30, 1994 from breakeven in the Comparable Three Months resulting from a decrease in selling, general and administrative expenses of $0.7 million, partially offset by a decrease in gross profit of $0.5 million. Selling, general and administrative expenses decreased primarily because Triarc ceased charging SEPSCO for management services costs effective January 1, 1994. Gross profit decreased principally due to the lower volume in the 1994 period as noted above.

     Interest expense decreased $0.8 million to $2.0 million in the 1994 period from $2.8 million in the Comparable Three Months due to lower debt outstanding during the three months ended June 30, 1994 compared with prior to April 23, 1993 in the Comparable Three Months as a result of debt repayments principally in connection with the Change in Control.

     Equity in earnings of affiliates increased $1.4 million to $1.8 million in the three months ended June 30, 1994 from $0.4 million in the Comparable Three Months due to the higher earnings of Graniteville resulting from the absence in the 1994 quarter of certain significant charges in connection with the Change in Control in the Comparable Three Months principally related to the aforementioned facilities relocation and corporate restructuring partially offset by lower profit margins in the 1994 period principally resulting from the higher cost of cotton, one of Graniteville's principal raw materials, and lower average selling prices.

     Interest income from Triarc decreased $0.5 million to $0.9 million in 1994 from $1.4 million in the Comparable Three Months due to the partial period effect in the Comparable Three Months of the reduction in the receivable from Triarc in connection with the Change in Control.

     Other, net improved $0.9 million to income of $0.5 million in the 1994 period million from an expense of $0.4 million in the Comparable Three Months due to a $0.4 million accrual in the Comparable Three Months for expenses related to settlement of the Ehrman Litigation and $0.8 million of investment income in the 1994 period. The Ehrman Litigation settlement costs were ultimately borne by Triarc and the provision was subsequently reversed during the three months ended August 31, 1993.

     There is no provision for income taxes for the three-month period ended June 30, 1994 since SEPSCO had a loss for income tax purposes for the 1994 period after adjustment for the dividend exclusion on the equity in earnings of affiliates included in pre-tax income. SEPSCO's benefit from income taxes for the three-month period ended May 31, 1993 varies from the United States Federal statutory income tax rate of approximately 35% due to the inclusion of the equity in earnings of affiliates in pre-tax income.

     Loss from discontinued operations, net of taxes, of $9.4 million in the Comparable Three Months resulted from (i) the net operating losses incurred by the discontinued businesses and (ii) $9.1 million of certain significant charges, net of tax benefit, previously described. There is no similar income or loss in the 1994 period since the estimated operating losses of the remaining discontinued operations through the actual or estimated dates of disposal were previously recognized.

     The cumulative effect of changes in accounting principles in the Comparable Three Months resulted from (i) a benefit of $7.6 million from the adoption effective March 1993 of SFAS 109 and (ii) a charge of $0.1 million from SEPSCO's equity in the January 1993 adoption of SFAS 109 and SFAS 106 by an affiliate.

     Net income of $1.3 million for the three months ended June 30, 1994 improved $4.1 million from a net loss for the Comparable Three Months of $2.8 million for the reasons discussed above.


FINANCIAL CONDITION AND LIQUIDITY

     Cash and cash equivalents and marketable securities, excluding restricted cash, declined $9.6 million during the six-month period ended June 30, 1994 to $24.0 million at June 30, 1994. Such decrease was due to scheduled repayments of long-term debt of $9.0 million, cash and cash equivalents used in operating activities of $2.1 million, a purchase of a note receivable from an affiliate of $1.2 million and other items, net of $1.0 million, all partially offset by net cash provided by discontinued operations of $3.7 million.

     Total stockholders' equity increased $28.9 million during the six-month period ended June 30, 1994 to $123.3 million due to the $23.9 million contribution related to the acquisition of the minority interest in SEPSCO not owned by Triarc and net income of $5.3 million offset slightly by unrealized losses of marketable securities of $0.3 million. In connection with the settlement of the Ehrman Litigation, Triarc acquired the 28.9% minority interest in SEPSCO it did not already own for shares of Triarc's common stock valued at $52.1 million, net of $3.8 million of such stock value representing settlement costs. Such acquisition is being accounted for by SEPSCO in accordance with the "push down" method of accounting. As such, the $23.9 million excess of the acquisition cost of $52.1 million over the carrying value of the minority interest liability at Triarc of $28.2 million has been accounted for as a contribution to stockholders' equity (see Notes 6 and 10).

     At June 30, 1994 SEPSCO had a receivable from Triarc of $28.1 million including a promissory note (the "Note") with an original principal amount of $26.5 million and accrued interest on the Note of $3.2 million reduced by payables to Triarc for facilities relocation and corporate restructuring and other charges of $1.6 million. The Note bears interest at the annual rate of 13% and is due in August 1998. SEPSCO expects that to the extent it realizes the interest on the Note from Triarc, such realization will be through offsets of future amounts otherwise due Triarc and, therefore, such interest will not provide cash flows to SEPSCO.

     Under its present credit facility agreement, Graniteville is unable to pay any dividends or make any loans or advances to its stockholders, including SEPSCO, prior to December 31, 1995, and Graniteville's ability to do so thereafter will be limited. Accordingly, any current income from the investment in Graniteville will not provide cash flows to SEPSCO.

     SEPSCO is required to make an annual $9.0 million sinking fund payment on its 11 7/8% Senior Subordinated Debentures due February 1, 1998 (the "Debentures") and to pay interest on such Debentures semi-annually on February 1 and August 1 of each year. On February 1, 1994 SEPSCO made its $9.0 million sinking fund payment and semi-annual interest payment in the amount of $3.7 million. On August 1, 1994 SEPSCO paid its final interest payment of 1994 of $3.2 million. Such interest payment will be included as a component of cash flows from operations during the third quarter of 1994.

     The indenture pursuant to which the Debentures were issued contains a provision which limits to $100.0 million the aggregate amount of specified kinds of indebtedness that SEPSCO and its consolidated subsidiaries can incur. At June 30, 1994 such indebtedness was $50.9 million resulting in allowable additional indebtedness, if SEPSCO desired to make such borrowings and if such financing could be obtained, of $49.1 million.

     SEPSCO has $5.3 million of restricted cash which support letters of credit which collateralize certain performance and other bonds relating to the utility and municipal services segment. SEPSCO anticipates that the performance secured by the bond will be completed in late 1994 or early 1995, and the restricted cash will revert to SEPSCO free of restrictions and at that time be available for general corporate purposes.

     The Federal income tax returns of SEPSCO and its subsidiaries are currently being examined by the Internal Revenue Service ("IRS") for the tax years from 1989 through 1992. The amount and timing of any payments required as a result of such examination cannot presently be determined. However, SEPSCO believes that it has adequate aggregate reserves for any tax liabilities, including interest, that may result from all such examinations.

     On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of all of its operating businesses, consisting of its utility and municipal services, refrigeration and natural gas and oil businesses. In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction-related operations comprising all of the operations of the former utility and municipal services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5.0 million in cash, a $4.3 million note (discounted value $3.3 million) and the assumption by the buyer of certain current liabilities of $0.8 million. While the amount of the loss resulting from the sale of the ice operations is subject to final adjustment, SEPSCO estimates it will
approximate $2.1 million.   The note, which bears no interest during the
first year and 5% thereafter, is payable in annual installments of $0.12 million in 1995 through 1998 with the balance of $3.8 million due in 1999.

     As indicated above, SEPSCO's Board of Directors authorized the sale or liquidation of the natural gas and oil business on July 22, 1993. However, on December 9, 1993 SEPSCO's Board of Directors decided to sell the natural gas and oil business to Triarc following a merger between SEPSCO and Triarc (the "Merger") and the resulting elimination of the minority interest in SEPSCO, rather than selling such business to an independent third party. Subsequently, SEPSCO identified significant third party interest in the natural gas and oil business and on August 5, 1994 entered into a contract for the sale of the principal assets, excluding receivables, of the natural gas and oil business for cash of $17.0 million subject to certain post-closing adjustments. Such sale is scheduled to close no later than August 31, 1994. SEPSCO estimates that consummation of the sale at such price would result in a gain.

     The only remaining discontinued operation is the other operation (cold storage) which comprised SEPSCO's refrigeration business segment. In June 1994 SEPSCO sold to an unaffiliated third party two of its cold storage plants with a net book value of $1.9 million for $0.5 million of cash and $0.7 million of notes, resulting in a loss, including expenses of $0.1 million, of $0.8 million. In June 1994 SEPSCO entered into a letter of intent with a SEPSCO management-led buyout group for the sale of substantially all of the remaining assets of the cold storage operation for $6.5 million in cash, a $3.0 million note (discounted value $2.5 million) and the assumption by the buyer of certain liabilities of up to $2.5 million. Consummation of the sale is subject to several conditions including, among others, the buyers obtaining the necessary financing. Based on such purchase price and excluding any proceeds from the $3.0 million note until collection is reasonably assured, SEPSCO estimates that it will incur a loss of approximately $5.0 million, the estimated amount of which had previously been accrued, including the write-off of approximately $0.7 million of properties, principally land, with minimal value, not being sold to the buyers. The note would be secured by the assets of the cold storage operation (which security interest would be subordinated to a security interest granted to any lender to the buyers), would be due six years from the date of closing and would be non-interest bearing for the first year and would bear interest at 8% thereafter. SEPSCO currently anticipates closing such sale by October 1994.

     SEPSCO expects that all consummated dispositions, as well as the anticipated closing of the contract to sell the natural gas and oil business and the disposition of the cold storage operation, including the results of their operations through the actual or anticipated disposal dates, will not have a material adverse effect on the financial position or results of operations of SEPSCO.

     In addition, on July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of the LP gas business. SEPSCO intends to transfer the liquefied petroleum gas business to a subsidiary of Triarc and the transfer would be accounted for at net book value and, thus, not result in any gain or loss upon the transfer. However, the precise nature and the timing of such transfer has not yet been determined.

     National Propane Corporation ("National Propane"), a wholly-owned subsidiary of Triarc, signed a commitment letter in August 1994 for a $120.0 million credit facility with an option to increase it to $150.0 million (the "Propane Financing"). An aggregate $30.0 million of such Propane Financing would be restricted to the redemption, in part, of the $54.0 million principal amount of the Debentures, including $10.0 million that would not be so restricted until after one year. Such redemption would be in connection with the aforementioned intended transfer of the LP gas business to a subsidiary of Triarc. There can be no assurance, however, that the Propane Financing will be consummated or that National Propane will borrow the $30.0 million under the Propane Financing to repay, in part, the Debentures.

     SEPSCO had cash and cash equivalents used in operating activities of $2.1 million during the six-month period ended June 30, 1994. Such amount consisted of $5.3 million of net income less net non-cash adjustments of $4.2 million and net changes in operating assets and liabilities of $3.2 million. Operating results for the second half of 1994 may result in cash and cash equivalents used in operations at levels higher than experienced during the first six months of 1994 dependent upon (i) the timing of the sale or transfer of the LP gas business to a subsidiary of Triarc and (ii) changes, if any, in the level of working capital requirements experienced during the first half of 1994. SEPSCO does not anticipate any significant cash requirements for the remainder of 1994 excluding cash flows from operations. SEPSCO believes that its existing cash and cash equivalents and marketable securities will be more than sufficient to enable SEPSCO to meet its short-term cash requirements. Nonetheless, should any unexpected shortfall arise, SEPSCO should have the anticipated proceeds from the sale of the natural gas and oil business by August 31, 1994 to meet any such shortfall.

CONTINGENCIES

     SEPSCO is contingently liable for certain environmental matters which are described in Note 11 to the condensed consolidated financial statements. In addition, a purported shareholder derivative suit was settled with the Merger which was approved by SEPSCO's shareholders other than Triarc and its subsidiaries on April 14, 1994, all as described in more detail in Note 10 to the condensed consolidated financial statements. SEPSCO and its subsidiaries are also engaged in ordinary, routine litigation incidental to SEPSCO's business. SEPSCO does not believe that such environmental matters and ordinary, routine litigation will have a material adverse effect on its consolidated financial position or results of operations.
PAGE

    SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

     On April 14, 1994, a wholly-owned subsidiary of Triarc Companies, Inc., a Delaware corporation ("Triarc"), was merged into Southeastern Public Service Company ("SEPSCO") and, as a result, SEPSCO became a wholly-owned subsidiary of Triarc. In this merger (the "Merger"), the holders of outstanding shares of SEPSCO's common stock, other than Triarc and its subsidiaries, received 0.8 of a share of Triarc's Class A common stock, par value $0.10 per share, for each of their shares of SEPSCO's common stock, which shares were cancelled as part of the Merger. As part of the Merger, all of the convertible preferred stock of SEPSCO, which had been owned by Triarc, and all of SEPSCO's common stock which had been owned by Triarc was cancelled, and 1,000 shares, par value $1.00 per share, of SEPSCO'S common stock was issued to Triarc and its subsidiaries.

Item 5.   Other Information

     As previously reported, in July 1993, the Board of Directors of SEPSCO adopted a resolution calling for the sale or discontinuance of substantially all of its operating businesses and assets, other than its minority equity interests in other affiliated subsidiaries. As part of this plan, on June 10, 1994, SEPSCO entered into a Letter of Intent with certain members of its management, providing for such management's purchase of substantially all of SEPSCO's assets which relate to SEPSCO's cold storage and refrigeration business for $9.5 million ($6.5 million in cash and a $3.0 million note) plus the assumption by the purchaser of certain liabilities not to exceed $2.5 million in the aggregate. In addition, on August 5, 1994 Southeastern Gas Company, a wholly-owned subsidiary of SEPSCO, entered into a definitive agreement to sell substantially all of the assets of SEPSCO's oil and gas business to Eastern States Oil & Gas, Inc. for $17 million in cash (subject to certain post-closing adjustments). The closing of this transaction is subject to customary conditions (but is not subject to receipt of financing) and is scheduled to take place on or prior to August 31, 1994.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     2.1 Agreement and Plan of Merger dated as of November 22, 1993 among SEPSCO, Triarc and SEPSCO Merger Corporation, incorporated herein by reference to Exhibit 2.1 to SEPSCO's Definitive Proxy Statement filed pursuant to Regulations 14A on March 11, 1994 (SEC file #1-
          4351).

     4.1 Certificate of Incorporation of SEPSCO, incorporated herein by reference to Exhibit 3.1 to SEPSCO's Annual Report on Form 10-K for the fiscal year ended February 28, 1981 (SEC File #1-4351).

     4.2 Certificate of Amendment dated September 24, 1984 to the Certificate of Incorporation of SEPSCO, incorporated herein by reference to Exhibit 3.2 to SEPSCO's Annual Report on Form 10-K for the fiscal year ended February 28, 1985 (SEC File #1-4351).

     10.1 Form of Former Management Services Agreement between Triarc and certain other corporations, including SEPSCO, incorporated herein by reference to Exhibit 10.10 to Triarc's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (SEC file #1-2207).

     10.2 Form of New Management Services Agreement between Triarc and certain of its subsidiaries, including SEPSCO, incorporated herein by reference to Exhibit 10.10 to Triarc's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (SEC file #1-2207).

     (b)  Reports on Form 8-K

     The registrant filed a report on Form 8-K on June 15, 1994, as amended by a report on Form 8-K/A filed on July 30, 1994, with respect to the dismissal on June 9, 1994, of the registrant's independent accountants, Arthur Andersen & Co., and the engagement of Deloitte & Touche as the registrant's new independent accountants.
PAGE

           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SOUTHEASTERN PUBLIC SERVICE COMPANY



Date:  August 18, 1994                 BY: /S/  JOSEPH A. LEVATO
                                           ---------------------
                                           Joseph A. Levato
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (On behalf of the Company)


                                           /S/  FRED H. SCHAEFER
                                           ---------------------
                                           Fred H. Schaefer
                                           Vice President and
                                           Chief Accounting Officer
                                           (Principal accounting officer)