Form 10-Q
period 1994-09-30
SOUTHEASTERN PUBLIC SERVICE CO
filed 1994-11-21
CIK 92050

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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

As of October 31, 1994 all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, Triarc Companies, Inc.


PAGE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  December 31,  September 30,
                                                      1993          1994
                                                      ----          ----
                       ASSETS                          (A)       (Unaudited)
                                                         (In thousands)
Current assets:
   Cash and cash equivalents                         $ 22,813      $ 21,876
   Restricted cash                                      5,264         6,014
   Marketable securities                               10,795        10,469
   Receivables                                          4,734         2,879
   Finished goods inventories                             850           859
   Other current assets                                   835           488
                                                     --------      --------
        Total current assets                           45,291        42,585
Properties, net                                         7,228         6,758
Due from Triarc Companies, Inc.                        25,358        33,150
Investments in affiliates                              68,211        75,322
Unamortized costs in excess of net assets
  of acquired companies                                   126        21,768
Other assets                                            1,501         7,791
Net non-current assets of discontinued operations      21,682         6,481
                                                     --------      --------
                                                     $169,397      $193,855
                                                     ========      ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                 $  9,045      $  9,049
   Accounts payable                                     3,430           969
   Accrued expenses                                     7,400         1,985
   Net current liabilities of discontinued operations   2,800        12,417
                                                     --------      --------
        Total current liabilities                      22,675        24,420
Long-term debt                                         50,258        42,131
Other liabilities                                       2,045         1,866
Commitments and contingencies
Stockholders' equity:
   Preferred stock                                         24            -
   Common stock                                        11,896             1
   Additional paid-in capital                          90,539       126,963
   Accumulated deficit                                 (7,174)       (1,123)
   Treasury stock                                        (866)           -
   Unrealized loss on marketable securities               --           (403)
                                                     --------      --------
        Total stockholders' equity                     94,419       125,438
                                                     --------      --------
                                                     $169,397      $193,855
                                                     ========      ========

(A) Derived from the audited consolidated financial statements as of December 31, 1993.

       See accompanying notes to condensed consolidated financial statements.
PAGE

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              Three months ended        Nine months ended
                           ------------------------ ------------------------
                           August 31,  September 30,August 31,  September 30,
                              1993         1994        1993         1994
                              ----         ----        ----         ----
                                                (Unaudited)
                                              (In thousands)
Net sales                   $  5,308   $  5,134       $ 22,683    $ 20,752
                           ---------   --------       --------    --------
Costs and expenses:
  Cost of sales                4,792      4,478         17,555      15,758
  Selling, general and
   administrative expenses       510        880          3,202       2,425
                           ---------   --------       --------    --------
                               5,302      5,358         20,757      18,183
                           ---------   --------       --------    --------
Operating profit (loss)            6       (224)         1,926       2,569
Other income (expense):
  Interest expense            (2,427)    (2,049)        (9,309)     (6,172)
  Equity in earnings of
   affiliates before
   extraordinary item
   and cumulative effect
   of changes in accounting
   principles of affiliates    3,790      1,851          6,683       5,628
  Interest income from
   Triarc Companies, Inc.        870        881          4,110       2,592
  Gain on sale of
   marketable security
   previously deferred            -          -           6,000          -
  Other, net                  (1,274)       255         (2,844)      1,434
                           ---------   --------       --------    --------
Income from continuing
   operations before
   income taxes                  965        714          6,566       6,051
Benefit from (provision
   for) income taxes           1,268         -             (20)         -
                           ---------   --------       --------    --------
Income from continuing
  operations                   2,233        714          6,546       6,051
Loss from discontinued
  operations, net of
  income taxes                   (22)        -         (15,925)         -
                           ---------   --------       --------    --------
Income (loss) before
  equity in extraordinary
  item of affiliate and
  cumulative effect of
  changes in accounting
  principles                   2,211        714         (9,379)      6,051
Equity in extraordinary
  item of affiliate               -          -            (348)         -
Cumulative effect of
  changes in accounting
  principles:
   SEPSCO                         -          -           7,617          -
   Equity in affiliates           -          -            (102)         -
                           ---------   --------       --------    --------
   Net income (loss)        $  2,211   $    714       $ (2,212)   $  6,051
                           =========   ========       ========    ========

   See accompanying notes to condensed consolidated financial statements.
PAGE

           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Nine months ended
                                                  --------------------------
                                                  August 31,    September 30,
                                                     1993           1994
                                                     ----           ----
                                                          (Unaudited)
                                                        (In thousands)
Cash flows from operating activities:
  Net income (loss)                                  $ (2,212)     $  6,051
  Adjustments to reconcile net income (loss)
    to net cash and cash equivalents provided by
    (used in) operating activities:
     Depreciation and amortization of properties          941           845
     Amortization of deferred financing costs and
      debt discount                                     1,193         1,084
     Amortization of costs in excess of net assets
      of acquired companies                                 9           438
     Equity in earnings of affiliates                  (6,233)       (5,628)
     Interest income from Triarc Companies, Inc.
      capitalized and not collected                         -        (2,592)
     Gain on sale of marketable security previously
      deferred                                         (6,000)           -
     Provision for deferred income taxes                  895            -
     Other, net                                          (466)         (685)
     Loss from discontinued operations                 15,925            -
     Cumulative effect of changes in accounting
        principles                                     (7,617)           -
     Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables                                      (172)        2,099
        Finished goods inventories                         27            (9)
        Other current assets                            2,555           347
      Increase (decrease) in:
        Accounts payable                                2,793        (2,461)
        Accrued expenses                                  857        (4,054)
                                                     --------      --------
          Net cash and cash equivalents provided by
           (used in) operating activities               2,495        (4,565)
                                                     --------      --------
Cash flows from investing activities:
    Proceeds from sales of subsidiaries                    -         21,832
    Purchase of a note receivable from an affiliate        -         (1,239)
    Capital expenditures                                 (447)         (355)
    Repayment from (advances to) Triarc
      Companies, Inc.                                  23,334        (5,200)
    Other, net                                             49          (111)
                                                     --------      --------
         Net cash and cash equivalents provided by
           investing activities                        22,936        14,927
                                                     --------      --------
Cash flows from financing activities:
    Repayments of long-term debt                       (9,174)       (9,025)
    Net repayments of accounts receivable financing    (7,799)           -
    Redemption of subsidiary preferred stock               -           (703)
    Repayments of notes payable to affiliate           (5,643)           -
                                                     --------      --------
         Net cash and cash equivalents used in
           financing activities                       (22,616)       (9,728)
                                                     --------      --------
Net cash and cash equivalents provided by
    continuing operations                               2,815           634
Net cash and cash equivalents used in
    discontinued operations                            (2,730)       (1,571)
                                                     --------      --------
Net increase (decrease) in cash and cash
 equivalents                                               85          (937)
Cash and cash equivalents at beginning of period        2,442        22,813
                                                     --------      --------
Cash and cash equivalents at end of period           $  2,527      $ 21,876
                                                     ========      ========

       See accompanying notes to condensed consolidated financial statements.
PAGE

           SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                             September 30, 1994
                                (Unaudited)
1.   Basis of Presentation

     Southeastern Public Service Company and subsidiaries ("SEPSCO") is an indirect wholly-owned (71.1% owned prior to April 14, 1994 -- see Note 10) subsidiary of Triarc Companies, Inc. ("Triarc").

     The accompanying unaudited condensed consolidated financial statements of SEPSCO have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of SEPSCO, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and in the nine-month period ended August 31, 1993, certain significant charges described in Note 13, necessary to present fairly SEPSCO's financial position as of December 31, 1993 and September 30, 1994 and its results of operations for the three and nine-month periods ended August 31, 1993 and September 30, 1994 and its cash flows for the nine-month periods ended August 31, 1993 and September 30, 1994. This information should be read in conjunction with the consolidated financial statements and notes thereto included in SEPSCO'S Transition Report on Form 10-K ("Form 10-K") for the ten-month transition period ended December 31, 1993.

     In October 1993 SEPSCO's Board of Directors approved a change in the fiscal year of SEPSCO from a fiscal year ending February 28 to a calendar year ending December 31, effective for the ten-month transition period ended December 31, 1993 (the "Transition Period"). Graniteville Company ("Graniteville"), a 50% owned (49% owned prior to August 31, 1994) investment of SEPSCO, also changed its fiscal year from a fiscal year ending on or about February 28 to a calendar year ending on or about December 31, effective for the Transition Period.

     The three and nine-month periods ended August 31, 1993 (the "Comparable Three Months" and the "Comparable Nine Months", respectively) have been presented herein since they are the periods most nearly comparable to the three and nine-month periods ended September 30, 1994. Due to the fact that
(i) consolidations were not prepared other than on a quarterly basis in the year ended February 28, 1993 and the Transition Period and (ii) the same three and nine-month periods ended August 31, 1993 were included in Triarc's condensed consolidated financial statements for Triarc's comparable October 31, 1993 prior year periods, it was not practicable nor consistent with Triarc for SEPSCO to recast its prior year results and present financial statements for the three and nine-month periods ended September 30, 1993.

2.   Reclassifications

     Certain amounts included in the prior periods' condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

3.   Change in Control

     As previously reported, a change in control of Triarc occurred on April 23, 1993 which, as a result of Triarc's ownership of SEPSCO's voting securities, constituted a change in control of SEPSCO (the "Change in Control"). In connection with the Change in Control, the Board of Directors of SEPSCO and of Triarc was reconstituted and new senior executive officers were elected.

4.   Discontinued Operations

     On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of its utility and municipal services ("Services"), refrigeration ("Refrigeration" or "Refrig.") and natural gas and oil ("NG&O") business segments. The operating results of the discontinued operations through July 22, 1993 are included in "Loss from discontinued operations, net of income taxes" in the accompanying condensed consolidated statements of operations. The operating results of the discontinued operations subsequent to July 22, 1993 have been previously recognized in the loss on disposal of discontinued operations and are included in "Net current liabilities of discontinued operations" in the condensed consolidated balance sheets.

     In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction related operations previously comprising all of the operations of the former Services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its Refrigeration business segment for $5,000,000 in cash, a $4,295,000 note (discounted value $3,327,000) and the assumption by the buyer of certain current liabilities of $1,162,000. While the amount of the loss resulting from the sale of the ice operations is subject to final adjustment, SEPSCO estimates it will approximate $2,100,000, the estimated amount of which had previously been accrued. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $120,000 in 1995 through 1998 with the balance of $3,815,000 due in 1999. On August 31, 1994 a subsidiary of SEPSCO sold substantially all of the operating assets of the NG&O business for cash of $16,250,000, net of $750,000 held in escrow to cover certain indemnities given to the buyer by a subsidiary of SEPSCO. Such sale resulted in a pre-tax estimated gain, net of estimated expenses of $500,000, of $6,043,000.

     The only remaining discontinued operation is the other operation (cold storage) which comprised SEPSCO's Refrigeration business segment. In June and July 1994 SEPSCO sold to an unaffiliated party two of its cold storage plants and two idle properties with a net book value of $1,915,000 for $582,000 in cash and $700,000 in notes, resulting in a loss, including expenses of $50,000, of $683,000, the estimated amount of which had previously been accrued. In June 1994 SEPSCO entered into a letter of intent with a SEPSCO management-led buyout group for the sale of substantially all of the remaining assets of the cold storage operation for $6,500,000 in cash, a $3,000,000 note (discounted value $2,486,000) and the assumption by the buyer of certain liabilities of up to $2,500,000. Such letter of intent was originally scheduled to expire on August 15, 1994, but has been extended to November 30, 1994. Consummation of the sale is subject to several conditions including, among others, the buyers obtaining the necessary financing. Based on such sale price and excluding any proceeds from the $3,000,000 note until collection is reasonably assured, SEPSCO estimates that it will incur a loss of approximately $4,500,000, the estimated amount of which had previously been accrued, including the write-off of approximately $700,000 of properties, principally land, with minimal value not being sold to the buyers. The note would be secured by the assets of the cold storage operation (subject to a security interest granted by the buyers to their lender), would be due six years from the date of closing and would be non-interest bearing for the first year and would bear interest at 8% thereafter. SEPSCO currently anticipates closing such sale on substantially the same terms as set forth in the letter of intent by the end of the fourth quarter of 1994.

     After consideration of (i) a $2,866,000 write-down (net of a tax benefit of $2,037,000) relating to accruals for environmental remediation and losses on certain contracts in progress and a $4,676,000 write-down (net of a tax benefit of $3,324,000) relating to the impairment of certain unprofitable properties, both as recorded in the first two quarters of the Comparable Nine Months and reflected in operating profit (loss) of discontinued operations for the period December 1, 1992 to July 22, 1993 set forth below, (ii) a $13,910,000 provision (with no tax benefit) for the estimated loss on the sale of the discontinued operations recorded during the three months ended November 30, 1993, (iii) the gains and losses realized to date on the consummated dispositions, including the results of their operations through their respective actual disposal dates and (iv) the analysis performed to date with respect to the proposed sale of the cold storage operation, SEPSCO currently anticipates that once the disposition of the last (cold storage) of the discontinued operations is consummated it will realize a gain from discontinued operations.

     In addition, on July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of the liquefied petroleum gas business. SEPSCO intends to transfer the liquefied petroleum gas business to a subsidiary of Triarc (the precise nature and timing of such transfer has not yet been determined) and the transfer would be accounted for at net book value and, thus, not result in any gain or loss upon the transfer. Accordingly, SEPSCO has continued to reflect the liquefied petroleum gas business as a continuing operation.

     The income (loss) from discontinued operations for each of the periods from June 1, 1993 and from December 1, 1992 to July 22, 1993 (the periods included in SEPSCO's condensed consolidated statements of operations for the Comparable Three Months and Comparable Nine Months, respectively, (see Note
1) and for (i) the period from July 23, 1993 to August 31, 1993 and (ii) the three and nine-month periods ended September 30, 1994 (the periods subsequent to the measurement date and which have been previously recognized) consisted of the following:

PAGE

                             June 1,   December 1, July 23,  Three months   Nine months
                             1993 to    1992 to    1993 to       ended         ended
                             July 22,   July 22,  August 31, September 30, September 30,
                               1993       1993       1993        1994          1994
                               ----       ----       ----        ----          ----
                                                (In thousands)
Operating revenues:
   Net sales                $  3,817   $  11,911   $  1,026    $  1,118    $  5,899
   Service revenues           30,059     117,855     18,720       2,231       5,967
                            --------    --------   --------    --------    --------
                              33,876     129,766     19,746       3,349      11,866
Operating costs and expenses:
   Cost of sales               3,066      10,517        903         455       5,169
   Cost of services           28,582     115,625     17,613       1,817       4,587
   Selling, general and
    administrative expenses    1,986      10,933        814         879       2,155
   Write-down of certain
    unprofitable properties       -        8,000         -           -           -
   Facilities relocation and
    corporate restructuring
    charge (reversal)           (656)      3,933         -           -           -
                            --------    --------   --------    --------    --------
                              32,978     149,008     19,330       3,151      11,911
                            --------    --------   --------    --------    --------
Operating profit (loss)          898     (19,242)       416         198         (45)
                            --------    --------   --------    --------    --------
Other income (expense):
   Interest expense             (499)     (2,248)      (291)         (1)         (4)
   Other, net                   (146)     (1,145)        57         (94)        (99)
                            --------    --------   --------    --------    --------
Income (loss) before
    income taxes                 253     (22,635)       182         103        (148)
Benefit from (provision
 for) income taxes              (275)      6,710       (195)         -           -
                            --------    --------   --------    --------    --------
    Income (loss) from
     discontinued
     operations             $    (22)  $ (15,925)  $    (13)   $    103    $   (148)
                            ========    ========   ========    ========    ========
/TABLE

   Net current liabilities and non-current assets of discontinued operations consisted of the following:
                                                 December 31,   September 30,
                                                     1993           1994
                                                     ----           ----
                                                        (In thousands)
Current assets:
   Cash                                              $    561           48
   Receivables                                          1,725        1,024
   Inventories                                            804           81
   Other current assets                                   253          105
                                                     --------     --------
     Total current assets                               3,343        1,258
                                                     --------     --------
Current liabilities:
   Accounts payable                                     2,479        3,184
   Accrued expenses and deferred gain on
    discontinued operations                             3,664       10,491
                                                     --------     --------
    Total current liabilities                           6,143       13,675
                                                     --------     --------
   Net current liabilities of discontinued
    operations                                       $  2,800     $ 12,417
                                                     ========     ========
Non-current assets:
   Properties, net                                   $ 24,962     $  8,539
Non-current liabilities:
   Other liabilities                                    3,280        2,058
                                                     --------     --------
   Net non-current assets of discontinued
    operations                                       $ 21,682     $  6,481
                                                     ========     ========

5.   Investment in Affiliates

     Investments in affiliates consisted of the following:

                                         December 31, September 30,
                                             1993         1994
                                             ----         ----
                                               (In thousands)
       Graniteville Company                $ 67,824     $  74,768
       CFC Holdings Corp.                       387           554
                                           --------     --------
                                           $ 68,211     $  75,322
                                           ========     ========

    Equity in earnings of affiliates before extraordinary item and cumulative effect of changes in accounting principles, which for the nine-month period ended August 31, 1993 includes certain significant charges (see Note 13), consisted of the following:

                              Three months ended        Nine months ended
                              ------------------        -----------------
                            August 31, September 30, August 31, September 30,
                               1993        1994         1993        1994
                               ----        ----         ----        ----
                                             (In thousands)
      Graniteville Company  $   2,933   $    1,886   $  7,343   $  5,461
      CFC Holdings Corp.          857          (35)      (660)       167
                            ---------     --------   --------   --------
                            $   3,790   $    1,851   $  6,683   $  5,628
                            =========     ========   ========   ========

    Effective August 31, 1994 Triarc, which indirectly owned 51% of Graniteville, contributed 1% of its ownership of Graniteville to SEPSCO, increasing SEPSCO's ownership to 50%. The contribution, which amounted to $1,483,000, was recorded at Triarc's book value since such transaction was among a controlled group of companies.

    Under its present credit facility, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including SEPSCO, in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50,000,000 at the time of the payment (the outstanding principal balance was $64,000,000 as of September 30, 1994) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to SEPSCO prior to December 31, 1995 and thereafter Graniteville's ability to do so will be limited.

    Summary consolidated results of operations of Graniteville for the three and nine-month periods ended August 31, 1993 and September 30, 1994 are as follows:

                             Three months ended         Nine months ended
                             ------------------         -----------------
                           August 31,  September 30, August 31, September 30,
                              1993         1994         1993        1994
                              ----         ----         ----        ----
                                             (In thousands)
      Operating revenues   $ 129,179    $ 133,474   $ 391,257   $407,147
      Operating profit        11,035        8,630      33,385   24,996
      Net income               5,986        3,824      14,986   11,121

6.   Stockholders' Equity

     As part of the Merger (see Note 10), SEPSCO was recapitalized whereby all of its then existing preferred stock and common stock, including common stock held in treasury, were canceled and 1,000 shares of common stock, $1.00 par value, were issued. The net effect of the reductions in "Preferred stock", "Common stock" and "Treasury stock" of $11,053,000 was credited to "Additional paid-in capital". Further, in the Merger Triarc acquired a 28.9% minority interest in SEPSCO, which is being accounted for by SEPSCO in accordance with the "push-down" method of accounting whereby Triarc's increase in basis in SEPSCO is reflected in SEPSCO. As such the $23,888,000 excess of the acquisition cost of $52,105,000 over the carrying value of the minority interest liability at Triarc of $28,217,000 has been accounted for as a contribution to "Additional paid-in capital". In addition, the contribution to SEPSCO from its parent, a wholly-owned subsidiary of Triarc of 1% of its ownership of Graniteville (see Note 5), resulted in a $1,483,000 additional investment in SEPSCO by Triarc which has been accounted for as a contribution to "Additional paid-in capital".

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

8.   Income Taxes

     SEPSCO had no provision for income taxes for the three months ended September 30, 1994 since for such period SEPSCO had a loss for income tax purposes after adjustment for the non-taxable equity in earnings of affiliates which would be subject to the dividend exclusion upon any distribution of such earnings. SEPSCO had no provision for income taxes for the nine months ended September 30, 1994 due to the non-taxable equity in earnings of affiliates and the release of valuation allowances attributable to the utilization of net operating and other loss and tax credit carryforwards. SEPSCO recorded a benefit from income taxes for the three months ended August 31, 1993 despite pre-tax income in such period and a provision for income taxes for the nine months ended August 31, 1993 that represents an effective rate that is substantially less than the United States Federal statutory income tax rate of approximately 35% due to the non-taxable equity in earnings of affiliates in pre-tax income.

9.   Cumulative Effect of Changes in Accounting Principles

     Effective March 1, 1993 SEPSCO changed its accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SEPSCO's adoption of such standard resulted in a benefit of $7,617,000 and is reported as the "Cumulative effect of changes in accounting principles: SEPSCO" in the accompanying condensed consolidated statements of operations for the nine-month period ended August 31, 1993.

     Additionally, effective January 1, 1993 CFC Holdings Corp., a 5.4% owned affiliate ("CFC Holdings"), changed its accounting for income taxes and postretirement benefits other than pensions in accordance with SFAS 109 and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), respectively. SEPSCO's equity in the adoption by CFC Holdings of such standards resulted in a charge of $102,000, consisting of $94,000 and $8,000 related to SFAS 109 and SFAS 106, respectively, and is reported as the "Cumulative effect of changes in accounting principles:
Equity in affiliates" in the accompanying condensed consolidated statements of operations for the nine-month period ended August 31, 1993.

10.  Merger and Litigation Settlement

     In December 1990, a purported shareholder derivative suit (the "Ehrman Litigation") was brought against SEPSCO's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida (the"District Court"). On January 11, 1994 the District Court approved a settlement agreement (the "Settlement Agreement") with the plaintiff (the "Plaintiff") in the Ehrman Litigation. On April 14, 1994 SEPSCO's shareholders other than Triarc and its subsidiaries approved an agreement and plan of merger between SEPSCO and Triarc (the "Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO in accordance with a transaction in which each holder of shares of SEPSCO's common stock ("SEPSCO Common Stock") other than Triarc and its subsidiaries, aggregating a 28.9% minority interest in SEPSCO, received in exchange for each share of SEPSCO Common Stock, 0.8 shares of Triarc's Class A common stock, or an aggregate 2,691,824 shares. As a result of the Merger, SEPSCO became a wholly-owned subsidiary of Triarc. In anticipation of the settlement of the Ehrman Litigation and Merger, SEPSCO accrued (i) $1,250,000 for Plaintiff's counsel and $50,000 for Plaintiffs financial advisor in the three months ended February 28, 1993, (ii) $400,000 for defendants' legal costs associated with the Ehrman Litigation in the three month period ended May 31, 1993 and (iii) $1,200,000 for investment bankers' fees and estimated expenses associated with the proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with a special meeting of stockholders' of SEPSCO in order to approve the Merger in the three months ended August 31, 1993. The Settlement Agreement which was not entered into until October 18, 1993 established that Triarc and not SEPSCO was responsible for the payment of Plaintiff's counsel and financial advisor ($1,300,000), defendant's legal costs associated with the Ehrman Litigation ($400,000) and a portion of other expenses associated with the Merger ($200,000). Accordingly, SEPSCO subsequently reversed an aggregate $1,900,000 of such expenses in the three months ended November 30, 1993.

     The fair value as of April 14, 1994 of the 2,691,824 shares of Triarc's Class A common stock issued in the Merger aggregated $52,105,000 (the "Merger Consideration"), net of $3,750,000 of such consideration representing Triarc's settlement costs. The Merger is being accounted for by Triarc in accordance with the purchase method of accounting, and the minority interest in SEPSCO recorded by Triarc has been eliminated. Triarc has made a preliminary determination of the fair value of the additional 28.9% interest in SEPSCO's assets acquired and liabilities assumed. Such preliminary purchase accounting has been recorded by SEPSCO in accordance with the "push down" method of accounting whereby Triarc's increase in basis in SEPSCO is reflected by SEPSCO. Until such valuations are completed, SEPSCO has reflected $21,433,000 as "Unamortized costs in excess of net assets of acquired companies" ("Goodwill"). Such Goodwill is being amortized on a straight-line basis over 25 years since it is assumed that a portion thereof will ultimately be allocated to assets with depreciable lives of less than SEPSCO's amortization period for Goodwill of 30 years. Pro forma condensed summary operating results of SEPSCO for the nine-month period ended September 30, 1994 giving effect to the Merger as if it had been consummated on January 1, 1994 are set forth below (in thousands):

       Net sales                                $ 20,752
       Operating profit                            2,319
       Income from continuing operations           5,801

11.  Legal Matters

     As a result of certain environmental audits in 1991, SEPSCO became aware of possible contamination by hydrocarbons and metals at certain sites of SEPSCO's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and is performing a study of remediation at such sites. SEPSCO has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of SEPSCO located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal, in certain instances, of certain contaminated soils. Remediation has recently been completed or is ongoing at four sites. In addition, remediation will be required at thirteen sites which were sold to or leased by the purchaser of the ice operations (see Note 4) and such remediation will be made in conjunction with the purchaser who is responsible for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation is ongoing at six of such sites. Based on consultations with, and certain reports of, environmental consultants and others, SEPSCO presently estimates that its cost of such remediation and/or removal described above will approximate $4,175,000, of which $2,100,000 was provided in the nine-month period ended August 31, 1993 while the other $2,075,000 was provided in prior years. In connection therewith, SEPSCO has incurred actual costs of $2,310,000 through September 30, 1994 and has a remaining accrual of $1,865,000 as of September 30, 1994. SEPSCO believes that its current reserves for remediation costs are adequate.

     In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects (i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC concluded that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. SEPSCO is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of desirable remediation alternatives, SEPSCO believes the ultimate outcome of this matter will not have a material adverse effect on SEPSCO's consolidated results of operations or financial position.

     SEPSCO and its subsidiaries are also engaged in ordinary, routine litigation incidental to SEPSCO's business. SEPSCO does not believe that the environmental matters discussed in detail above and ordinary, routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

12.  Related Party Transactions

     SEPSCO continues to have certain related party transactions with Triarc and its subsidiaries of the nature and general magnitude as described in the Form 10-K. Certain additional related party transactions during the nine months ended September 30, 1994 are described below.

In March 1994, SEPSCO purchased certain notes receivable for cash from Arby's, Inc., a subsidiary of Triarc, for their face value of $1,190,000 plus $49,000 of accrued interest.

    In August 1994, SEPSCO entered into a credit arrangement with RC/Arby's Corporation ("RC/Arby's"), a subsidiary of Triarc, and in accordance therewith received a promissory note from RC/Arby's maturing in September 1995 pursuant to which SEPSCO may lend up to $9,500,000. Loans under the promissory note bear interest at 11 7/8% per annum, payable quarterly. As of September 30, 1994, SEPSCO had made no loans under the promissory note; however, $3,500,000 was subsequently loaned to RC/Arby's through November 17, 1994.

    In September 1994, SEPSCO received a demand promissory note from Triarc. Loans under the demand promissory note bear interest at the prime rate plus 1 1/4% (9% as of September 30, 1994). As of September 30, 1994, SEPSCO had outstanding loans of $4,000,000 under the demand promissory note which were repaid by Triarc on October 12, 1994. Such loans at September 30, 1994 are included in "Due from Triarc Companies, Inc." in the accompanying condensed consolidated balance sheet.

13.  Significant 1993 Charges Recorded During the Comparable Nine Months

     The accompanying condensed consolidated statements of operations for the nine-months ended August 31, 1993 include the following significant charges related primarily to actions taken in connection with the Change in Control (in thousands):


      Estimated cost allocated to SEPSCO by Triarc
        to terminate the lease on Triarc's existing
        corporate headquarters                          $ 2,840
      Costs allocated to SEPSCO by Triarc related
        to a five-year consulting agreement extending
        through April 1998 between Triarc and the
        former Vice Chairman of Triarc (the "Consulting
        Agreement") requiring no substantial services     1,374
      Estimated cost to relocate SEPSCO's corporate
        office                                              500
                                                         ------
          Total facilities relocation and corporate
            restructuring charges                         4,714   (a)
      Estimated cost allocated to SEPSCO by Triarc for a
        payment to a special committee of the Board
        of Directors of Triarc                              625   (b)
      Write-down of certain unprofitable properties       8,000   (c)
      Income tax benefit relating to the above charges   (4,523)  (d)
      Provision for income tax contingencies and other
        income tax matters                                  600   (e)
      Equity in significant charges of affiliates, net
        of taxes                                          2,260   (f)
                                                        -------
                                                       $ 11,676
                                                        =======


    (a) $782,000 included in "Selling, general and administrative expenses" of continuing operations and $3,932,000 included in "Loss from discontinued operations, net of income taxes."

    (b) $104,000 included in "Selling, general and administrative expenses" of continuing operations and $521,000 included in "Loss from discontinued operations, net of income taxes."

    (c) Included in "Loss from discontinued operations, net of income taxes."

    (d) $301,000 included in "Benefit from (provision for) income taxes" of continuing operations and $4,222,000 included in "Loss from discontinued operations, net of income taxes."

    (e) $100,000 included in "Benefit from (provision for) income taxes" of continuing operations and $500,000 included in "Loss from discontinued operations, net of income taxes."

    (f) SEPSCO's equity in significant charges of affiliates, 49% of Graniteville and 5.4% of CFC Holdings, recorded in the nine-month period ended August 31, 1993, and consisting of both direct charges and charges allocated by Triarc to Graniteville and CFC Holdings, is summarized as follows (in thousands):

                                                           CFC
                                          Graniteville  Holdings   Total
                                          ------------  --------   ----
      Estimated cost allocated to the
        affiliates by Triarc to terminate
        the lease on Triarc's existing
        corporate headquarters              $  790      $  382    $1,172
      Total cost allocated to the
        affiliates by Triarc related to
        the Consulting Agreement               112          79       191
       Affiliate's facilities relocation
        and corporate restructuring            --          544       544
                                            ------      ------    ------
          Total facilities relocation and
            corporate restructuring charges    902       1,005     1,907
      Estimated cost allocated to
        the affiliates by Triarc for a
        payment to a special committee
        of the Board of Directors of Triarc    813          97       910
      Other                                    --          419       419
      Less income tax benefit on the
        above items                           (577)       (399)     (976)
                                            ------      ------    ------
                                            $1,138      $1,122    $2,260
                                            ======      ======    ======

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

     In October 1993 SEPSCO's Board of Directors approved a change in the fiscal year of SEPSCO from a fiscal year ending February 28 to a calendar year ending December 31, effective for the ten-month transition period ended December 31, 1993 (the "Transition Period"). The nine and three-month periods ended September 30, 1994 are compared below with the nine and three-month periods ended August 31, 1993 (respectively, the "Comparable Nine Months" and the "Comparable Three Months"), respectively. It was not practical for SEPSCO to recast its prior year results and, accordingly, the Comparable Nine Months and Comparable Three Months were used as the nine and three-month periods most nearly comparative to the nine and three-month periods ended September 30, 1994.

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH NINE MONTHS ENDED AUGUST 31, 1993

     Net sales decreased $1.9 million to $20.8 million in the 1994 period from $22.7 million in the Comparable Nine Months due to a $1.6 million effect of the inclusion of December, historically a higher volume month, in the Comparable Nine Months in comparison with the inclusion of September, a lower volume month, in the 1994 period and a $0.3 million reduction in volume in the remaining months of January through August. Such reduction in the January through August period reflects the positive effect on the Comparable Nine Months of (i) a March 1993 storm which caused unseasonably colder weather (which benefited LP gas sales in March and April 1993) and (ii) relatively colder temperatures in February 1993 both substantially offset by the effect of relatively colder temperatures in January 1994.

     Operating profit increased $0.7 million to $2.6 million in the nine months ended September 30, 1994 from $1.9 million in the Comparable Nine Months as a result of a $0.8 million decrease in selling, general and administrative expenses offset by a $0.1 million decrease in gross profit (net sales less cost of sales). Selling, general and administrative expenses decreased due to (i) the absence in the 1994 period of $0.9 million of nonrecurring significant charges recorded in the Comparable Nine Months, (ii) a $0.5 million decrease in salaries and other expenses due to a reduction in personnel at the liquefied petroleum ("LP") gas business and (iii) the decision by SEPSCO's parent, Triarc Companies, Inc. ("Triarc"), to cease charging SEPSCO for management services effective January 1, 1994, resulting in a $0.3 million reduction in such costs, all partially offset by a $0.5 million increase in the allocation of SEPSCO corporate charges to continuing operations due to the sale of certain discontinued operations during 1993 subsequent to the Comparable Nine Months and 1994 and a $0.4 million charge for amortization of costs in excess of acquired companies in the 1994 period related to the acquisition by Triarc of the minority interest in SEPSCO accounted for in accordance with the "push down" method of accounting. The nonrecurring significant charges related primarily to actions taken in connection with a change in control of Triarc and SEPSCO that occurred on April 23, 1993 (the "Change in Control") and primarily result from $0.8 million of facilities relocation and corporate restructuring charges. Gross profit declined due to the aforementioned decrease in sales volume partially offset by a higher gross margin resulting from a decrease in the purchase price of LP gas in an environment of stable selling prices.

     Interest expense decreased $3.1 million to $6.2 million in the nine months ended September 30, 1994 from $9.3 million in the Comparable Nine Months due to lower debt outstanding during the nine months ended September 30, 1994 as a result of debt repayments principally in connection with the Change in Control.

     Equity in earnings of affiliates decreased $1.1 million from $6.7 million in the Comparable Nine Months to $5.6 million in the 1994 period resulting from a $1.9 million increase with regard to Graniteville Company ("Graniteville") partially offset by a $0.8 million improvement with respect to CFC Holdings, Corp. ("CFC Holdings"). The decrease at Graniteville was due to lower profit margins in the 1994 period principally resulting from the higher cost of cotton, one of Graniteville's principal raw materials, and lower average selling prices in indigo-dyed and piece-dyed sportswear reflecting market conditions and a nonrecurring decrease to cost of sales in the Comparable Nine Months resulting from a three months ended February 28, 1993 adjustment to revise inventory costing estimates made in the prior three quarters to actual. Such decreases at Graniteville were partially offset by the absence in the 1994 period of $2.3 million ($1.2 million at Graniteville and $1.1 million at CFC Holdings) of nonrecurring significant charges in the Comparable Nine Months, principally facilities relocation and corporate restructuring charges related to the Change in Control.

     Interest income from Triarc decreased $1.5 million to $2.6 million in the nine months ended September 30, 1994 from $4.1 million in the Comparable Nine Months due to a reduction in the receivable from Triarc in connection with the Change in Control.

     The gain on sale of marketable security of $6.0 million in the Comparable Nine Months resulted from the recognition of a gain previously deferred on the sale of the common stock of an unaffiliated company to Triarc which had previously been deferred until collection of the note received as proceeds in such sale was assured. Since such note was collected in April 1993, the gain was recorded in the Comparable Nine Months.

     Other, net improved $4.2 million to income of $1.4 million in the nine months ended September 30, 1994 from expense of $2.8 million in the Comparable Nine Months due to a $2.9 million provision in the Comparable Nine Months for expenses related to the settlement of a shareholder derivative suit (the "Ehrman Litigation") and $1.3 million of investment income in the 1994 nine-month period. The majority of the Ehrman Litigation settlement costs were ultimately borne by Triarc in accordance with the Ehrman Litigation settlement agreement which was not entered into until October 18, 1993 and, accordingly, $1.9 million of the $2.9 million provision was subsequently reversed during the three months ended November 30, 1993.

     There is no provision for income taxes for the nine-month period ended September 30, 1994 due to the non-taxable equity in earnings of affiliates which would be subject to the dividend exclusion upon any distribution of such earnings and the release of valuation allowances attributable to the utilization of net operating and other loss and tax credit carryforwards. SEPSCO's provision for income taxes for the Comparable Nine Months varies from the United States Federal statutory income tax rate of approximately 35% due to the non-taxable equity in earnings of affiliates in pre-tax income.

     Loss from discontinued operations, net of taxes, of $15.9 million in the Comparable Nine Months resulted from (i) the net operating losses incurred by the discontinued businesses, (ii) a $2.9 million write-down (net of a tax benefit of $2.0 million) relating to accruals for environmental remediation and losses on certain contracts in progress, and (iii) $8.7 million of certain significant charges, net of tax benefit, related primarily to actions taken in connection with the Change in Control. Such significant charges included (i) $3.9 million of pre-tax costs associated with the facilities relocation and corporate restructuring, including (a) estimated costs of $2.4 million allocated to SEPSCO by Triarc to terminate the lease on Triarc's existing corporate facilities, (b) costs of $1.1 million allocated to SEPSCO by Triarc related to a five-year consulting agreement extending through April 1998 between Triarc and the former Vice Chairman of Triarc requiring no significant services and (c) estimated costs of $0.4 million to relocate SEPSCO's corporate office, (ii) an $8.0 million pre-tax write-down relating to the impairment of certain unprofitable properties, (iii) estimated pre-tax cost of $0.5 million allocated to SEPSCO by Triarc for a payment to a special committee of the Board of Directors of Triarc, (iv) a tax benefit of $4.2 million related to items (i) through (iii) and (v) a provision of $0.5 million for income tax contingencies and other income tax matters. There is no similar income or loss from discontinued operations in the 1994 period since the estimated operating losses of the remaining discontinued operations through the actual or estimated dates of disposal were previously recognized.

     The cumulative effect of changes in accounting principles in the Comparable Nine Months resulted from (i) a benefit of $7.6 million from the adoption effective March 1993 of Statement of Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") and (ii) a charge of $0.1 million from SEPSCO's equity in the January 1993 adoption of SFAS 109 and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions" by an affiliate.

     Net income of $6.1 million for the nine months ended September 30, 1994 increased $8.3 million from a net loss for the Comparable Nine Months of $2.2 million for the reasons discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1993

     Net sales decreased $0.2 million to $5.1 million in the 1994 period from $5.3 million in the Comparable Three Months due to lower average selling prices.

     Operating profit (loss) deteriorated $0.2 million to a loss of $0.2 million in the three months ended September 30, 1994 from approximately breakeven in the Comparable Three Months resulting from an increase in selling, general and administrative expenses of $0.3 million, partially offset by an increase in gross profit of $0.1 million. Selling, general and administrative expenses increased principally due to the $0.2 million of the previously discussed amortization of costs in excess of net assets of acquired companies resulting from the acquisition by Triarc of the minority interest in SEPSCO in April 1994. Gross profit improved primarily due to a higher gross margin resulting from a decrease in the purchase price of LP gas in an environment of stable selling prices.

     Interest expense decreased $0.4 million to $2.0 million in the 1994 period from $2.4 million in the Comparable Three Months due to lower debt outstanding during the three months ended June 30, 1994 primarily due to the $9.0 million annual sinking fund payment on the 11 7/8% Senior Subordinated Debentures due February 1, 1998 (the "Debentures").

     Equity in earnings of affiliates decreased $2.0 million to $1.8 million in the three months ended September 30, 1994 from $3.8 million in the Comparable Three Months due to the lower earnings of Graniteville and CFC Holdings. Graniteville's earnings decreased primarily due to lower profit margins in the 1994 period principally resulting from the higher cost of cotton which could not be fully passed on to woven apparel customers through higher selling prices and increases in other product costs and lower sales prices for indigo-dyed sportswear reflecting lower customer demand. CFC Holdings earnings decreased primarily due to an increase in selling, general and administrative expenses resulting from higher advertising costs particularly in the soft drink segment attributable to a new domestic media campaign and promotional programs geared toward both bottlers and consumers.

     Other, net improved $1.6 million to income of $0.3 million in the 1994 period million from an expense of $1.3 million in the Comparable Three Months due to a $1.2 million provision in the Comparable Three Months for expenses related to the settlement of the Ehrman Litigation and $0.4 million of investment income in the 1994 period. The majority of the Ehrman Litigation settlement costs were ultimately borne by Triarc in accordance with the Ehrman Litigation settlement agreement which was not entered into until October 18, 1993 and a portion of this provision was subsequently reversed during the three months ended November 30, 1993.

     There is no provision for income taxes for the three-month period ended September 30, 1994 since for such period SEPSCO had a loss for income tax purposes after adjustment for the non-taxable equity in earnings of affiliates which would be subject to the dividend exclusion upon any distribution of such earnings. SEPSCO was unable to recognize a benefit on such tax loss since the current estimated 1994 full year effective tax rate is zero because such estimate assumes taxable income with no provision required due to the impact of net operating and other loss and tax credit carryforwards for which valuation allowances will be reversed. SEPSCO's benefit from income taxes for the three-month period ended August 31, 1993 varies from the United States Federal statutory income tax rate of approximately 35% due to the inclusion of the equity in earnings of affiliates in pre-tax income.

     Net income of $0.7 million for the three months ended September 30, 1994 declined $1.5 million from a net loss for the Comparable Three Months of $2.2 million for the reasons discussed above.


FINANCIAL CONDITION AND LIQUIDITY

     Cash and cash equivalents and marketable securities, excluding restricted cash, declined $1.3 million during the nine-month period ended September 30, 1994 to $32.3 million at September 30, 1994. Such decrease reflects (i) scheduled repayments of long-term debt of $9.0 million, (ii) advances to triarc of $5.2 million, (iii) net cash used by operations of $4.6 million, (iv) a purchase of notes receivable from an affiliate of $1.2 million, (v) net cash used in discontinued operations of $1.6 million and
(vi) other items, net of $2.3 million, all substantially offset by proceeds from sales of subsidiaries of $21.8 million.

     Total stockholders' equity increased $31.0 million during the nine-month period ended September 30, 1994 to $125.4 million due to the $23.9 million contribution related to the acquisition of the minority interest in SEPSCO not owned by Triarc, net income of $6.0 million and $1.5 million due to the contribution to SEPSCO from its parent, a wholly-owned subsidiary of Triarc, of 1% of the outstanding common stock of Graniteville offset slightly by unrealized losses on marketable securities of $0.4 million. In connection with the settlement of the Ehrman Litigation, Triarc acquired the 28.9% minority interest in SEPSCO it did not already own for shares of Triarc's common stock valued at $52.1 million, net of $3.8 million of such stock value representing settlement costs. Such acquisition is being accounted for by SEPSCO in accordance with the "push down" method of accounting. As such, the $23.9 million excess of the acquisition cost of $52.1 million over the carrying value of the minority interest liability at Triarc of $28.2 million has been accounted for as a contribution to stockholders' equity (see Notes 6 and 10).

     At September 30, 1994 SEPSCO had a receivable from Triarc of $33.2 million including a promissory note (the "Note") with an original principal amount of $26.5 million and accrued interest on the Note of $4.1 million and a demand promissory note (the "Demand Note") in the amount of $4.0 million which was repaid by Triarc on October 12, 1994, both reduced by payables to Triarc for facilities relocation and corporate restructuring and other charges of $1.4 million. The Note bears interest at the annual rate of 13% and is due in August 1998. SEPSCO expects that to the extent it realizes the interest on the Note from Triarc, such realization will be through offsets of future amounts otherwise due Triarc and, therefore, such interest will not provide cash flows to SEPSCO.

     Under its present credit facility agreement, Graniteville is unable to pay any dividends or make any loans or advances to its stockholders, including SEPSCO, prior to December 31, 1995, and Graniteville's ability to do so thereafter will be limited. Accordingly, any current income from the investment in Graniteville will not provide cash flows to SEPSCO.

     SEPSCO is required to make an annual $9.0 million sinking fund payment on the Debentures and to pay interest on such Debentures semi-annually on February 1 and August 1 of each year. On February 1, 1994 SEPSCO made its $9.0 million sinking fund payment and on February 1, 1994 and August 1, 1994 SEPSCO made its interest payments of $3.7 million and $3.2 million, respectively.

     The indenture pursuant to which the Debentures were issued contains a provision which limits to $100.0 million the aggregate amount of specified kinds of indebtedness that SEPSCO and its consolidated subsidiaries can incur. At September 30, 1994 such indebtedness was $51.1 million resulting in allowable additional indebtedness, if SEPSCO desired to make such borrowings and if such financing could be obtained, of $48.9 million.

     SEPSCO has $6.0 million of restricted cash of which $5.25 million supports letters of credit which collateralize certain performance and other bonds relating to the utility and municipal services segment and $0.75 million represents funds held in escrow resulting from the sale of the natural gas & oil business. SEPSCO anticipates that the performance secured by the bonds will be completed in 1995, and it is anticipated the restricted cash will revert to SEPSCO free of restrictions and at that time be available for general corporate purposes. The funds held in escrow, net of charges thereto, revert to the Company in August 1995 ($0.25 million) and August 1992 ($0.5 million)

     The Federal income tax returns of SEPSCO and its subsidiaries are currently being examined by the Internal Revenue Service ("IRS") for the tax years from 1989 through 1992. The amount and timing of any payments required as a result of such examination cannot presently be determined. However, SEPSCO believes that it has adequate aggregate reserves for any tax liabilities, including interest, that may result from such examination.

     On July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of all of its operating businesses, consisting of its utility and municipal services, refrigeration and natural gas and oil businesses. In October 1993 SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction-related operations comprising all of the operations of the former utility and municipal services business segment. On April 8, 1994 SEPSCO sold substantially all of the operating assets of the ice operations of its refrigeration business segment for $5.0 million in cash, a $4.3 million note (discounted value $3.3 million) and the assumption by the buyer of certain current liabilities of $1.2 million. While the amount of the loss resulting from the sale of the ice operations is subject to final adjustment, SEPSCO estimates it will approximate $2.1 million. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $0.12 million in 1995 through 1998 with the balance of $3.8 million due in 1999. On August 31, 1994 a subsidiary of SEPSCO sold substantially all of the operating assets of the natural gas & oil business for cash of $16.25 million, net of $0.75 million held in escrow to cover certain indemnities given to the buyer by a subsidiary of SEPSCO. Such sale resulted in a pre-tax estimated gain, net of estimated expenses of $0.5 million, of $6.0 million.

     The only remaining discontinued operation is the other operation (cold storage) which comprised SEPSCO's refrigeration business segment. In June and July 1994 SEPSCO sold to an unaffiliated third party two of its cold storage plants and two idle properties with a net book value of $1.9 million for $0.6 million of cash and $0.7 million of notes, resulting in a loss, including expenses of $0.1 million, of $0.7 million. In June 1994 SEPSCO entered into a letter of intent with a SEPSCO management-led buyout group for the sale of substantially all of the remaining assets of the cold storage operation for $6.5 million in cash, a $3.0 million note (discounted value $2.5 million) and the assumption by the buyer of certain liabilities of up to $2.5 million. Such letter of intent was originally scheduled to expire on August 15, 1994 but has been extended to November 30, 1994. Consummation of the sale is subject to several conditions including, among others, the buyers obtaining the necessary financing. Based on such sale price and excluding any proceeds from the $3.0 million note until collection is reasonably assured, SEPSCO estimates that it will incur a loss of approximately $4.5 million, the estimated amount of which had previously been accrued, including the write-off of approximately $0.7 million of properties, principally land, with minimal value, not being sold to the buyers. The note would be secured by the assets of the cold storage operation (subject to a security interest granted by the buyers to their lender), would be due six years from the date of closing and would be non-interest bearing for the first year and would bear interest at 8% thereafter. SEPSCO currently anticipates closing such sale on substantially the same terms as set forth in the letter of intent by the end of the fourth quarter of 1994.

     SEPSCO currently anticipates that once the disposition of the last (cold storage) of the discontinued operations is consummated, it will realize a gain from discontinued operations.

     In addition, on July 22, 1993 SEPSCO's Board of Directors authorized the sale or liquidation of the LP gas business. SEPSCO intends to transfer the liquefied petroleum gas business to a subsidiary of Triarc (the precise nature and the timing of such transfer has not yet been determined) and the transfer would be accounted for at net book value and, thus, not result in any gain or loss upon the transfer.

     National Propane Corporation ("National Propane"), a wholly-owned subsidiary of Triarc, entered into a $150.0 million revolving credit and term loan facility (the "Propane Financing"). An aggregate $30.0 million of such Propane Financing ($20.0 million for the first year), is restricted to the redemption, in part, of the $54.0 million outstanding principal amount of the Debentures. Such redemption would be in connection with the aforementioned intended transfer of the LP gas business to a subsidiary of Triarc. There can be no assurance, however, that National Propane will borrow the $30.0 million under the Propane Financing to repay, in part, the Debentures.

     SEPSCO had cash and cash equivalents used in operating activities of $4.6 million during the nine-month period ended September 30, 1994. Such amount consisted of $6.0 million of net income less (i) net non-cash adjustments of $6.5 million and (ii) net changes in operating assets and liabilities of $4.1 million. Operating results for the fourth quarter of 1994 are expected to continue to result in the utilization of cash and cash equivalents. Higher seasonal profits in the LP gas business are anticipated to be offset by higher working capital requirements associated with the higher net sales. SEPSCO does not anticipate any significant cash requirements for the remainder of 1994 excluding cash flows from operations. SEPSCO believes that its existing cash and cash equivalents and marketable securities will be more than sufficient to enable SEPSCO to meet its short-term cash requirements.

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

     SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 5. Other Information

        As previously reported, in July 1993, the Board of Directors of Southeastern Public Service Company ("SEPSCO") adopted a resolution calling for the sale or discontinuance of substantially all of its operating businesses and assets, other than its minority equity interests in other affiliated subsidiaries. As part of this plan, SEPSCO entered into a Letter of Intent with certain members of its management, providing for such management's purchase of substantially all of SEPSCO's assets which relate to SEPSCO's cold storage and refrigeration business for $9.5 million ($6.5 million in cash and a $3.0 million note) plus the assumption by the purchaser of certain liabilities not to exceed $2.5 million in the aggregate. The closing of this transaction is subject to customary conditions and is scheduled to take place on or prior to December 31, 1994, on substantially the same terms as set forth in the Letter of Intent.
        In addition, on August 31, 1994 Southeastern Gas Company, a wholly-owned subsidiary of SEPSCO, sold substantially all of the assets of SEPSCO's oil and gas business to Eastern States Oil & Gas, Inc. for $17 million in cash (subject to certain post-closing adjustments).

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

        2.1 Agreement and Plan of Merger dated as of November 22, 1993 among Southeastern Public Service Company ("SEPSCO"), Triarc Companies, Inc. ("Triarc") and SEPSCO Merger Corporation, incorporated herein by reference to Exhibit 2.1 to SEPSCO's Definitive Proxy Statement (the "Proxy") filed pursuant to Regulation 14A on March 11, 1994 (SEC file No. 1-4351).

        3.1 Certificate of Incorporation of SEPSCO, incorporated herein by reference to Exhibit 3.1 to SEPSCO's Annual Report on Form 10-K for the fiscal year ended February 28, 1981 (SEC file No. 1-
              4351).

        3.2 Certificate of Amendment dated September 24, 1984 to the Certificate of Incorporation of SEPSCO, incorporated herein by reference to Exhibit 3.2 to SEPSCO's Annual Report on Form 10-K for the fiscal year ended February 28, 1985 (SEC file No. 1-
              4351).

        3.3 Certificate of Merger merging SEPSCO Merger Corporation into SEPSCO. (being filed herewith)

        4.1 SEPSCO Indenture dated as of February 1, 1983, incorporated herein by reference to Exhibit 4(a) to SEPSCO's Registration Statement of Form S-2 dated January 18, 1983 (SEC File No. 2-81393).

        10.1 Form of Former Management Services Agreement between Triarc and certain other corporations, including SEPSCO, incorporated herein by reference to Exhibit 10.10 to Triarc's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (SEC file No. 1-2207).

        10.2 Form of New Management Services Agreement between Triarc and certain of its subsidiaries, including SEPSCO, incorporated herein by reference to Exhibit 10.10 to Triarc's Annual Report on Form 10-K for the fiscal year ended April 30, 1993 (SEC file No. 1-2207).

        (b)   Reports on Form 8-K

              The registrant filed a report on Form 8-K on August 31, 1994, with respect to the closing of the sale of substantially all of the assets of SEPSCO's oil and gas business to Eastern States Oil & Gas, Inc.

PAGE

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOUTHEASTERN PUBLIC SERVICE COMPANY



Date:  November 21, 1994                BY:  /S/  JOSEPH A. LEVATO
                                             ---------------------
                                             Joseph A. Levato
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (On behalf of the Company)


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