Form 10-K
period 1994-12-31
SOUTHEASTERN PUBLIC SERVICE CO
filed 1995-04-13
CIK 92050

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ------------ TO ------------

COMMISSION FILE NUMBER 1-4351

                     SOUTHEASTERN PUBLIC SERVICE COMPANY
           (Exact name of registrant as specified in its charter)

Delaware                                                  13-5534018
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

2001 N.W. 107th Avenue
      Miami, Florida                                         33172
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (305) 593-6565

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of exchange on
      Title of each class                        which registered

11 7/8% Senior Subordinated                   Pacific Stock Exchange
Debentures due February 1, 1998

Securities registered pursuant to Section 12(g) of the Act:

                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 1995, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value), was held by the registrant's parent, Triarc Companies, Inc., through a wholly-owned subsidiary.

                                   PART I

Item 1.    Business.

INTRODUCTION

      Southeastern Public Service Company ("SEPSCO" or the "Company"), through its subsidiary, Public Gas Company, is currently primarily engaged in the liquefied petroleum gas business. In addition, SEPSCO also currently holds equity interests in several subsidiaries of Triarc Companies, Inc. ("Triarc"), a public corporation formerly known as DWG Corporation which, through a wholly-owned subsidiary, owns 100% of SEPSCO's voting securities. See "Item 1. Business -- Introduction -- Other Investments" below.

      As a result of SEPSCO's merger (the "Merger") with a wholly-owned subsidiary of Triarc, which Merger was consummated on April 14, 1994, (i) all of SEPSCO's voting securities are now owned by a wholly-owned subsidiary of Triarc and (ii) SEPSCO's common stock was delisted from the Pacific Stock Exchange, the principal market for such stock ("PSE") until the Merger, and the registration of such stock under the Securities Exchange Act of 1934, as amended (the "1934 Act"), was terminated. Triarc's Class A Common Stock (the only class of Triarc's voting securities) is traded on the New York Stock Exchange and the PSE. On April 23, 1993, approximately 28.6% of Triarc's then outstanding Class A Common Stock was acquired by DWG Acquisition Group, L.P. ("DWG Acquisition"), a Delaware limited partnership, the sole general partners of which are Nelson Peltz and Peter W. May. See "Item 1. Business -
- - Introduction -- Triarc" below.

      SEPSCO was incorporated in Delaware in 1947. SEPSCO's principal executive offices are located at 2001 N.W. 107th Avenue, Miami, Florida 33172, and its telephone number is (305) 593-6565. Reference herein to the Company includes collectively SEPSCO and its subsidiaries, unless the context indicates otherwise.

      Other Investments

      In addition to its primary business, SEPSCO also holds equity interests in several Triarc subsidiaries, including a 50% interest in the parent corporation of Graniteville Company ("Graniteville"). Graniteville manufactures, dyes and finishes cotton, synthetic and blended apparel fabrics. In addition to its interest in Graniteville, SEPSCO also owns a 5.4% interest in CFC Holdings Corp. ("CFC Holdings"), the indirect parent of Royal Crown Company, Inc. (the name of which was formerly Royal Crown Cola Co. and which produces and sells soft drink concentrates used in the production and distribution of soft drinks under such brand names as RC COLA and DIET RITE COLA) and Arby's, Inc. (the world's largest franchise restaurant system specializing in slow-roasted meat sandwiches). In July 1993, the Board of Directors of SEPSCO adopted a resolution (the "July Resolution") calling for the sale or discontinuance of substantially all of SEPSCO's operating businesses and assets, other than SEPSCO's equity interests in other Triarc subsidiaries. Such operating businesses and assets included a utilities and municipal services business segment (consisting of a tree maintenance business and construction-related operations), a refrigeration business segment (consisting of an ice manufacturing and distribution business and a cold storage business), a natural gas and oil business (conducted through two subsidiaries of SEPSCO) and the liquefied petroleum gas business. The actions contemplated by the July Resolution are referred to herein as the "Discontinued Operations Plan." See "Item 1. Business -- Introduction -- Discontinued Operations" below.

      Discontinued Operations

      In October 1993, pursuant to the Discontinued Operations Plan, SEPSCO sold the assets of its tree maintenance services operations and the stock of its two construction-related operations, which constituted SEPSCO's utilities and municipal services business segment. In April 1994, SEPSCO sold to Southwestern Ice, Inc. ("Southwestern") substantially all of the operating assets of the ice manufacturing and distribution portion of SEPSCO's refrigeration services and products business segment, excluding certain real estate assets associated therewith (the "Ice Business"), for $5.0 million in cash, approximately $4.3 million in the form of a subordinated secured note of the buyer due on the fifth anniversary of the sale (the "Ice Sale") and the assumption by Southwestern of certain current liabilities and of certain environmental liabilities. In June 1994, SEPSCO sold to two unaffiliated parties two of its cold storage plants with a net book value of approximately $1.9 million for $475,000 in cash and $700,000 in the form of a promissory note from the buyer. In addition, at various dates throughout Fiscal 1994, SEPSCO sold to unaffiliated parties an aggregate of 11 idle properties with an aggregate book value of $236,000 for an aggregate cash purchase price of $535,000. In August 1994, a SEPSCO subsidiary sold substantially all of the operating assets of its natural gas and oil business for $16.25 million in cash, net of $750,000 held in escrow to cover certain indemnities given to the buyer by this SEPSCO subsidiary. In December 1994, SEPSCO sold substantially all of the remaining assets of its cold storage operations of its refrigeration business segment to National Cold Storage, Inc. ("NCS"), a newly-formed corporation controlled by Gilbert L. Bieger, Jr. and Marco A. Rojas, each a former member of SEPSCO's management, for $6.5 million in cash, a $3 million note and the assumption by the buyer of up to $2.75 million of certain liabilities. In February 1995, SEPSCO sold to a former member of its management team the stock of Houston Oil & Gas Company, Inc., a subsidiary which was engaged in the natural gas and oil business ("HOG"), for an aggregate purchase price of $800,000, consisting of $729,500 in cash, a waiver of certain bonuses payable by SEPSCO to such former management member and a six month promissory note in the original principal amount of $48,000. The sale of the stock of HOG substantially completed the Discontinued Operations Plan. Triarc has agreed with the lenders for National Propane Corporation, a wholly-owned subsidiary of Triarc ("National Propane"), to cause the merger of Public Gas and National Propane during the second quarter of 1995. It is expected that Public Gas would become a wholly-owned subsidiary of SEPSCO prior to such merger. In connection therewith, Triarc has informed SEPSCO that Triarc presently intends to cause SEPSCO to redeem its outstanding 11-7/8% Senior Subordinated Debentures due February 1, 1998 (the "Debentures") during 1995.

      Having substantially completed the Discontinued Operations Plan, SEPSCO entered into a Management Services Agreement ("MSA") in March, 1995 with Management Providers, Inc., a newly-formed corporation controlled by Gilbert
L. Bieger, Jr. and Marco A. Rojas (the "Management Service Provider"), pursuant to which the Management Service Provider is supervising the winding down and the liquidation of all of SEPSCO's remaining assets. For additional information regarding actions taken pursuant to the July Resolution and the MSA, see "Item 1. Business -- General -- Discontinued Operations" below.

      Triarc

      On April 23, 1993, DWG Acquisition acquired shares of Triarc Class A Common Stock from Victor Posner ("Posner") and certain entities controlled by him (together with Posner, the "Posner Entities"), representing approximately 28.6% of Triarc's then outstanding common stock. As a result of such acquisition and a series of related transactions which were also consummated on April 23, 1993 (collectively, the "Equity Transactions"), the Posner Entities no longer hold any shares of voting stock of Triarc or any of its subsidiaries, including SEPSCO. Concurrently with the consummation of the Equity Transactions, Triarc refinanced a significant portion of its high cost debt in order to reduce interest costs and to provide additional funds for working capital and liquidity purposes (the "Refinancing"). Following the consummation of the Equity Transactions and the Refinancing, the Board of Directors of each of Triarc and SEPSCO installed a new corporate management team, headed by Nelson Peltz and Peter W. May, who were elected Chairman and Chief Executive Officer and President and Chief Operating Officer of each of Triarc and SEPSCO, respectively. In addition, Leon Kalvaria was elected Vice Chairman of each of Triarc and SEPSCO. Triarc's Board of Directors also approved a plan to decentralize and restructure Triarc's management (the "Restructuring"). The Equity Transactions, the Refinancing and the Restructuring are collectively referred to herein as the "Reorganization".

      Change in Fiscal Year

      Effective with the ten-month transition period ended December 31, 1993 ("Transition 1993"), Triarc and each of its subsidiaries that did not then have a December 31 fiscal year end (including SEPSCO) changed its fiscal year end to December 31 of each year. Accordingly, references in this Form 10-K to a year prior to 1994 preceded by the word "Fiscal" refer to the twelve months ended February 28 or 29 of such year, all references to a year commencing with 1994 preceded by the word "Fiscal" refer to the twelve months ended December 31 of such year, and all references to "Transition 1993" refer to the ten month transition period from March 1, 1993 through December 31, 1993. See Note 2 to Consolidated Financial Statements of Southeastern Public Service Company and Subsidiaries (the "Consolidated Financial Statements") included in "Item 8. Financial Statements and Supplementary Data".

BUSINESS OVERVIEW

      As a result of the actions taken by the Board of Directors of SEPSCO pursuant to the Discontinued Operations Plan (see "Item 1. Business -- Introduction -- Discontinued Operations"), all of the businesses historically engaged in by SEPSCO other than the liquefied petroleum gas business and its investments in several Triarc subsidiaries have been reclassified as discontinued operations, and SEPSCO's consolidated financial statements have been restated to reflect such reclassification. See Note 4 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

      Set forth below is a brief description of SEPSCO's liquefied petroleum gas business which SEPSCO continues to operate pending the transfer, sale or discontinuance thereof, as well as a brief description of SEPSCO's other investments.

      LIQUEFIED PETROLEUM GAS BUSINESS

      SEPSCO, through Public Gas Company ("Public Gas"), a 99.7% owned-subsidiary of SEPSCO, distributes and sells liquefied petroleum gas ("LP gas") and related appliances and equipment throughout the state of Florida, for residential, agricultural, commercial and industrial uses, including, space heating, water heating, cooking and engine fuel. As of December 31, 1994, the business was conducted by approximately 23 operating units located within the state of Florida.
            Business Strategy

      Prior to the Reorganization, Public Gas was operating as a stand alone company. In April 1993, the management of Public Gas was assumed by National Propane, with a new management team. This management team is committed to implementing the following strategy intended to increase revenues and improve operating margins:

      * Streamlining of Operations: Since the Reorganization, Public Gas' work force has been reduced by approximately 20%. As a result, operating expenses decreased in calendar 1994.

      * Improved Pricing Management: To better monitor prices, in 1994 National Propane installed a centralized pricing and billing system in all of their offices and in the offices of Public Gas which will enable management to set and monitor prices from headquarters. This system permits the monitoring of supply, demand and competitive pricing information on a system-wide basis.

      * Improved Marketing: Public Gas and National Propane intend to differentiate themselves from many smaller, local competitors by establishing an image as a large, reliable fuel supplier on which customers can depend. All of the businesses operate under the National Propane brand and operating management is implementing coordinated advertising and marketing campaigns. Effective January 1, 1995, Public Gas entered into a License Agreement with National Propane permitting Public Gas to use the trademarks, service marks, and the trade names "National Propane Corporation" and "National, the Nation's Propane Company" and the "Green Fuels" logos.

      * Efficient Purchasing: Due to capital constraints and the lack of centralized purchasing, Public Gas historically has not taken advantage of existing storage capacity. When conditions are appropriate, management intends to purchase and store LP gas supplies during the summer months when market pricing is distressed, and sell these supplies during times of higher gas prices. In addition, Public Gas Company historically purchased LP gas independently. National Propane's management centralized purchasing and hired an experienced senior executive to manage all LP gas purchasing activities.

      * Acquisitions: To complement the strategies outlined above, Public Gas intends to increase revenues by acquiring smaller, less efficient competitors and incorporating them into Public Gas' existing network.

            Industry

      LP gas is a clean burning fuel produced by extraction from natural gas or by separation from crude oil and crude oil products. In recent years, industry sales of LP gas have not grown, primarily due to the economic downturn and energy conservation trends, which have negatively impacted the demand for energy by both residential and commercial customers. However, LP gas, relative to other forms of energy, is gaining increased recognition as an environmentally superior, safe, convenient, efficient and easy to use energy source in many applications.

            Markets; Customers
      LP gas is sold primarily in suburban and rural areas which do not have access to natural gas. In the residential market, LP gas is used in LP gas appliances and heaters in a manner similar to natural gas, primarily for home heating, water heating and cooking (indoor and outdoor). In the agricultural market, LP gas is used primarily for motor fuel, chicken brooders and crop drying. In the commercial market, LP gas is used primarily by restaurants, fast foods franchises, shopping centers and other retail or service establishments. In the industrial market, LP gas is used primarily as a fuel for fork lift trucks and delivery trucks, heat-treating and other industrial applications.

      During Fiscal 1993, Transition 1993 and Fiscal 1994, approximately 28%, 24% and 26%, respectively, of sales by Public Gas were to residential customers and approximately 72%, 76% and 74%, respectively, of such sales were to commercial, agricultural and industrial customers. In Fiscal 1993, Transition 1993 and Fiscal 1994, no single customer accounted for more than 10% of Public Gas combined operating revenues.

            Products And Services

      LP gas is sold and distributed in bulk or in portable cylinders, through company-owned retail outlets and distributors. Most of Public Gas' volume, in terms of dollars and gallons, is distributed in bulk, while approximately 5% of their customers are served using interchangeable portable cylinders. For customers served using cylinders, normally two LP gas cylinders of 100 pound capacity (23.5 gallons each) are installed on the customer's premises along with necessary regulating and protective equipment. Regular bulk deliveries of LP gas are made to customers whose consumption is sufficiently high to warrant this type of service. For such customers, tanks (usually having a capacity of 50 to 1,000 gallons) are installed at the customers' premises and the LP gas is stored in the tanks under pressure and piped into the premises.

      Public Gas' combined sales by cylinder and bulk service for the last two fiscal years, Transition 1993 and Fiscal 1994 are as follows:

                                                  Combined Total
                                              (gallons in thousands)

Fiscal 1992......................................              22,538
Fiscal 1993......................................              22,624
Transition 1993..................................              17,892
Fiscal 1994......................................              21,102


   Year-to-year demand for LP gas is affected by the relative severity of the winter and other climatic conditions.

   Public Gas also provides specialized equipment for the use of LP gas. In the residential market, Public Gas sells household appliances such as cooking ranges, water heaters, space heaters, central furnaces and clothes dryers. In the industrial market, Public Gas sells or leases specialized equipment for the use of LP gas as fork lift truck fuel, in metal cutting and atmospheric furnaces and for portable heating for construction. In the agricultural market, specialized equipment is leased or sold for the use of LP gas as engine fuel and for chicken brooding and crop drying.

         Supply

   The profitability of Public Gas is dependent upon the price and availability of LP gas as well as seasonal and climatic factors. Contracts for LP gas are typically made on a year-to-year basis, but the price of the LP gas to be delivered depends upon market conditions at the time of delivery. By utilizing its ability to store LP gas, management believes that Public Gas should be able to lower their annual cost of goods sold by maximizing supplies purchased during the low season and minimizing purchases during times of seasonally high prices. Public Gas is not party to any contracts to purchase LP gas containing "take or pay" provisions. Certain contracts do, however, specify certain minimum and maximum amounts of LP gas to be purchased. Public Gas purchases LP gas from numerous suppliers. Public Gas has experienced conditions of limited supply availability from time to time but have generally been able to secure sufficient LP gas to meet their customers' needs. The primary sources of supply of LP gas are major oil companies and independent producers of both gas liquids and oil. Worldwide availability of both gas liquids and oil affects the supply of LP gas in domestic markets, and from time to time the ability to obtain LP gas at attractive prices may be limited as a result of market conditions, thus affecting price levels to all distributors of LP gas.

   Additional information regarding National Propane is contained in Triarc's Annual Report on Form 10-K For the Fiscal Year Ended December 31, 1994 ("Triarc's 10-K").

   OTHER INVESTMENTS

         Graniteville

   SEPSCO owns 50% of the outstanding common stock of the parent corporation of Graniteville, the remaining 50% of which is held by a wholly-owned subsidiary of Triarc. SEPSCO accounts for its investment in Graniteville on the equity method. Graniteville manufactures, dyes, and finishes cotton, synthetic and blended (cotton and polyester) apparel fabrics. Graniteville produces fabrics for utility wear including uniforms and other occupational apparel, piece-dyed fabrics for sportswear, casual wear and outerwear, indigo-dyed fabrics for jeans, sportswear and outerwear and specialty fabrics for recreational, industrial and military end-uses. Through its wholly-owned subsidiary, C.H. Patrick & Co., Inc., Graniteville also produces and markets dyes and specialty chemicals primarily to the textile industry. For additional information regarding the business of Graniteville, see "Item 1. Business -- Business Segments -- Textiles (Graniteville)" in Triarc's 10-K. As a result of the discontinuance of substantially all of SEPSCO's other businesses, SEPSCO's investment in Graniteville constitutes its largest asset. Because of Graniteville's significance to SEPSCO, financial statements of Graniteville are included in this Form 10-K. See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

         CFC Holdings

   SEPSCO also has an investment in CFC Holdings. SEPSCO owns approximately 5.4% of the outstanding common stock of CFC Holdings, the remaining 94.6% of which is owned by Triarc. SEPSCO accounts for its investment in CFC Holdings on the equity method. CFC Holdings owns 100% of the outstanding common stock of RC/Arby's Corporation ("RCAC"), formerly known as Royal Crown Corporation, whose principal subsidiaries are Royal Crown Company, Inc. ("Royal Crown") and Arby's, Inc. ("Arby's"). Royal Crown produces and sells soft drink concentrates used in the production and distribution of soft drinks by independent bottlers under the brand names RC COLA, DIET RC COLA, DIET RITE COLA, DIET RITE flavors, NEHI, UPPER 10, KICK, and, as of January 1995, C&C Cola, mixers and flavor lines. RC COLA is the third largest national brand cola and is the only national brand cola alternative available to non-Coca-Cola and non-Pepsi-Cola bottlers. Royal Crown is also the exclusive supplier of cola concentrate to Cott Corporation, which sells private label soft drinks to major retailers in the United States, Canada, the United Kingdom, Australia, Japan, Spain and South Africa. Arby's is the world's largest franchise restaurant system specializing in slow-roasted meat sandwiches with an estimated market share in Fiscal 1994 of 58.8% of the roast beef sandwich segment of the quick-service restaurant category. In addition, SEPSCO believes that Arby's is the 15th largest restaurant chain in the United States, based on domestic system-wide sales. System-wide sales were approximately $1.8 billion in Fiscal 1994. Arby's acts both as a franchisor and as an owner and operator in a system that included 2,788 restaurants as of December 31, 1994, of which 288 were company-owned. A more detailed description of the business of Royal Crown and Arby's is contained in "Item
1. Business -- Business Segments -- Soft Drinks (RC Cola)" and "Item 1. Business -- Business Segments -- Fast Food (Arby's)", respectively, in Triarc's 10-K.

   In addition, CFC Holdings also owns all of the outstanding common stock of Chesapeake Insurance Company Limited ("Chesapeake Insurance"), which historically provided certain property insurance coverage for Triarc, its subsidiaries (including SEPSCO) and certain of Triarc's former affiliates, and in the past reinsured a portion of certain insurance coverage which Triarc, its subsidiaries (including SEPSCO) and such former affiliates maintained with unaffiliated insurance companies. Chesapeake Insurance ceased writing insurance or reinsurance of any kind for periods commencing on or after October 1, 1993. SEPSCO also owns 15,000 shares of convertible redeemable preferred stock of Chesapeake Insurance which it purchased in 1992 for $1.5 million. Because the loss reserves of Chesapeake Insurance for insurance already written are approximately equal to its assets, Chesapeake Insurance's equity has been permanently impaired, and no dividends or liquidating distributions are expected to be made to Chesapeake Insurance's equity holders. Both SEPSCO and CFC Holdings have, therefore, reduced the value of the assets represented by their respective equity interests in Chesapeake Insurance to zero. Further information regarding Chesapeake Insurance is contained in "Item 1. Business -- Discontinued and Other Operations" in Triarc's 10-K.

GENERAL

   Discontinued Operations

   In October 1993, SEPSCO sold the businesses that formerly constituted its utilities and municipal services segment in three separate transactions. The first two of these transactions involved the sale (the "PPM Sale") by SEPSCO to Perkerson, Patton Management Corp. and its affiliates (collectively "PPM") of the stock of each of Wright & Lopez, Inc. ("Wright & Lopez"), through which SEPSCO conducted its underground cable and conduit business, and Pressure Concrete Construction Co. ("Pressure Concrete"), through which SEPSCO conducted its concrete refurbishment business. These corporations were sold to PPM for a nominal amount subject to the adjustments described below. PPM had agreed to pay, as deferred purchase price, 75% of the net proceeds received from the sale or liquidation of these corporations' assets (cash of approximately $2,635,000 had been received as of December 31, 1994) plus, in the case of Wright & Lopez, an amount equal to 1.25 times its adjusted book value as of the second anniversary of such sale. At the time Wright & Lopez was sold to PPM, its adjusted book value was approximately $1.6 million. In addition, SEPSCO paid an aggregate of $2.0 million during October and November 1993 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations.

   In March 1995, SEPSCO entered into a Final Settlement Agreement (the "Final Settlement Agreement") with PPM, pursuant to which SEPSCO and PPM agreed upon the amounts remaining to be paid to SEPSCO under, and other obligations with respect to, the PPM Sale, and released each other from all obligations thereunder. Pursuant to the Final Settlement Agreement, certain subsidiaries of PPM will pay an aggregate of $500,000 to SEPSCO in five equal quarterly installments, commencing with June 1, 1995. Pursuant to the Final Settlement Agreement, a subsidiary of PPM will reimburse SEPSCO for certain outstanding workers' compensation claims of approximately $95,000. The terms of the PPM Sale and the Final Settlement Agreement were the result of arms-length negotiations between SEPSCO and PPM, which is not an affiliate of SEPSCO.

   The other transaction involved the sale of substantially all of the assets of SEPSCO's tree maintenance subsidiaries to Asplundh Tree Expert Co. ("Asplundh") for a purchase price of approximately $69.6 million in cash and the assumption by Asplundh of certain liabilities aggregating $5.0 million, resulting in a loss of approximately $4.8 million. In April 1994, SEPSCO entered into a Final Settlement Agreement with Asplundh regarding such certain liabilities in excess of the $5.0 million assumed by Asplundh. Pursuant to the Final Settlement Agreement, SEPSCO paid Asplundh a total of $1.6 million, consisting of $1.2 million in cash and a transfer of a real estate valued at $0.4 million. The terms of this transaction were the result of arms'-length negotiations between SEPSCO and Asplundh. Asplundh is not an affiliate of SEPSCO.

   In April 1994, SEPSCO sold the Ice Business to Southwestern for $5.0 million in cash, a promissory note of Southwestern in the principal amount of $4,295,000 (the "Southwestern Ice Note") and the assumption by Southwestern of certain current liabilities of $1,162,000. The note, which bears no interest during the first year and an annual interest rate of 5% thereafter, is payable in annual installments of $120,000 in 1995 through 1998, with the remaining balance of $3,815,000 due in 1999. An environmental remediation plan (the "Remediation Plan") was prepared in connection with the Ice Sale. The Remediation Plan indicated that remediation will be required at thirteen sites which were sold or leased to Southwestern as part of the Ice Sale, and such remediation will be made in conjunction with Southwestern, which is responsible for payment of the first and third $500,000 of expenses incurred in connection with the Remediation Plan, while SEPSCO remains liable for the
second $500,000 of expenses and any expenses in excess of $1.5 million.   For
additional information, see "Environmental Matters" below. The terms of the Ice Sale were the result of arms'-length negotiations between SEPSCO and Southwestern, which is not an affiliate of SEPSCO.

   In June 1994, SEPSCO sold to two unaffiliated parties two of its cold storage plants with a net book value of $1,888,000 for $475,000 in cash and $700,000 in the form of a promissory note from the buyer. In addition, at various dates throughout Fiscal 1994, SEPSCO sold to unaffiliated parties an aggregate of 11 idle properties with an aggregate book value of $236,000 for an aggregate cash purchase price of $535,000.

   In August 1994, Southeastern Gas Company, a subsidiary of SEPSCO ("Southeastern"), sold substantially all of the operating assets of SEPSCO's natural gas and oil business other than HOG to Eastern States Oil & Gas, Inc. ("Eastern"), for cash of $16.25 million, net of $750,000 held in escrow (the "Escrow Amount") for a period of two years to cover certain indemnities given to Eastern by Southeastern. The effective date of this sale was July 1, 1994. In March 1995, Eastern paid SEPSCO an additional amount of approximately $84,000 as a post-closing adjustment giving effect to the production and expenses from July 1, 1994 until August 31, 1994 (the closing date of the sale). The terms of the natural gas and oil business sale were the result of arms'-length negotiations between SEPSCO and Eastern, which is not an affiliate of SEPSCO.

   In December 1994, SEPSCO sold substantially all of the remaining assets of its cold storage operations to NCS for $6.5 million in cash, $3 million in the form of a promissory note from NCS and the assumption by NCS of up to $2.75 million of certain liabilities. The promissory note which, bears no interest during the first year and an annual interest rate of 8% thereafter, is payable in a single payment on December 20, 2000. SEPSCO's management believes that the terms of the sale of the cold storage operations to NCS were at least as favorable to SEPSCO as those available from third parties that were unaffiliated with NCS.

   In February, 1995, SEPSCO sold to a former member of its management team the stock of HOG for an aggregate purchase price of $800,000, consisting of $729,500 in cash, a waiver of certain bonuses payable by SEPSCO to such management member and a six month promissory note in the original principal amount of $48,000. SEPSCO's management believes that the terms of the sale of the stock of HOG were at least as favorable to SEPSCO as those available from third parties that were unaffiliated with the purchaser of HOG. The sale of the stock of HOG substantially completed the actions contemplated by the July Resolution.

   Triarc has agreed with National Propane's lenders to cause the merger of Public Gas and National Propane during the second quarter of 1995. It is expected that Public Gas would become a wholly-owned subsidiary of SEPSCO prior to such merger. In connection therewith, Triarc has informed SEPSCO that Triarc presently intends to cause SEPSCO to redeem its outstanding Debentures during 1995.

   Having completed the sale and/or liquidation of all of its operating businesses other than LP gas and its investments in several Triarc subsidiaries, SEPSCO entered into the MSA in March 1995, pursuant to which the Management Service Provider, is supervising the winding down and the liquidation of all of SEPSCO's remaining assets. Pursuant to the MSA, the Management Service Provider will supervise and manage the remaining SEPSCO employees in performing certain accounting, tax and administrative functions as well as supervise certain environmental matters (described below) and conduct the sales of remaining SEPSCO assets, such as idle properties. The term of the MSA expires on December 31, 1995. SEPSCO is providing use of a portion of SEPSCO's office space in Miami, Florida as compensation to the Management Service Provider for its services under the MSA.

Environmental Matters

   As a result of certain environmental audits in 1991 at the Company's ice manufacturing facilities of the refrigeration segment, the Company became aware of possible contamination by hydrocarbons and metals at certain sites. The Company has filed appropriate notifications with state environmental authorities and has begun testing and subsequently remediating such sites. Remediation varied from site to site, ranging from testing of soil and groundwater for contamination, removal of certain underground storage and other tanks to the removal of contaminated soils at certain locations and the remediation of contaminated groundwater at one site.

   As part of the on-going testing and remediation resulting from the 1991 environmental audits and because the Company's ice manufacturing business was being sold, additional environmental testing was performed during 1994 on the ice properties. As a result of these additional environmental audits, it was determined that certain remediation, primarily removing hydrocarbons in soils and hydrocarbons in the groundwater caused by underground storage tanks and removing elevated metals in the soil, was required on thirteen ice manufacturing properties. The Company has filed appropriate notifications with state environmental authorities. The remediation process, including more definite testing on certain properties, continued during 1994 on the properties located in Phoenix, Arizona; Tucson, Arizona; Willcox, Arizona; El Centro, California; Marathon, Florida; Miami, Florida; Albuquerque, New Mexico and Memphis, Tennessee. During 1994, approximately $1,005,000 (net of a $272,000 reimbursed by Southwestern Ice) has been spent on remediation at these ice manufacturing properties, with an estimated future remediation expenditure after December 31, 1994 of $1,845,000, of which $728,000 will be reimbursed by Southwestern Ice. As part of the sale of the ice business, Southwestern Ice agreed to reimburse the Company for the first and third $500,000 (or a total of $1 million) of remediation expenditures. Additionally, Southwestern Ice agreed to pay for the second $500,000 of remediation, which is the responsibility of the Company, however, Southwestern Ice would receive the benefit from a dollar for dollar reduction in the Southwestern Ice Note. Southwestern Ice is current in payments of amounts owed to the Company.

   Environmental audits were also performed in 1994 on each of the cold storage properties of the refrigeration segment in conjunction with the sale of this business to NCS. As a result of these audits, certain remediation, primarily removing hydrocarbons in soil and hydrocarbons in the groundwater related to underground petroleum storage tanks and removing certain asbestos containing material from certain buildings, will be required at seven sites at a total estimated cost of $1,339,000. The Company has filed appropriate notifications with state environmental authorities, where necessary. As part of the sale of the cold storage business, NCS agreed to pay the first $1,250,000 of the required remediation expenditure. Remediation is expected to commence on these properties in 1995. In a separate transaction, a cold storage facility in Salt Lake City, Utah was sold during 1994, which required $24,000 of environmental remediation for removal of accumulated hydrocarbons in the building.

   Additionally, the Company had various inactive properties, of which four were remediated at an aggregate cost of $484,000 and sold during 1994. These include Provo, Utah; Salt Lake City, Utah and two properties in Portland, Oregon. It is expected that most of the remaining 22 inactive sites as of December 31, 1994 will be sold in individual transactions. Environmental audits are expected to be performed in conjunction with each sale, where necessary. Environmental audits have been completed, or are in process, on 9 of the 22 remaining inactive properties. The remediation process, including more definitive environmental testing, commenced during 1994 on properties in Denver, Colorado; Willard, Ohio; Portland, Oregon; Uvalde, Texas; Brownsville, Texas; San Benito, Texas; Harlingen, Texas; LaBlanca, Texas and Belle Glade, Florida. Certain remediation of hydrocarbons in soils, asbestos containing material (ACM) in certain buildings and elevated metals in soils will be necessary on the other properties. Based on the remediation cost estimates resulting from the environmental audits and management's remediation estimates for the thirteen untested sites, it is expected that future remediation costs on inactive properties will total approximately $618,000.

   The total future environmental remediation expenditures are estimated by the Company as of December 31, 1994 to be approximately $3,782,000, of which $1,978,000 is expected to be reimbursed to the Company by the purchasers of the ice and cold storage businesses and $1,804,000 is expected to be paid by the Company.
   The Company charges against earnings for environmental audits and remediation and payments thereof are as follows:


                          CHARGES TO    PAYMENTS FOR    REMAINING
      YEAR                 EARNINGS     COST INCURRED    BALANCE
- -----------------------------------------------------------------------
                                (IN THOUSANDS)

   FISCAL 1991              $1,300          $ ---        $1,300
   FISCAL 1992                 200          (584)           916
   FISCAL 1993               2,200          (258)         2,858
   TRANSITION 1993             ---          (421)         2,437
   FISCAL 1994                900*         (1,533)        1,804
- -------------

*INCLUDES $500 TRANSFERRED FROM NATURAL GAS AND OIL

   SEPSCO believes that after giving effect to the above-described accruals, payments and assumptions of liability, the ultimate outcome of these environmental matters will not have a material adverse effect on SEPSCO's consolidated results of operations or financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Information concerning certain environmental matters with respect to Graniteville is contained in "Item 1. Business -- Environmental Matters" in Triarc's 10-K.

   Although SEPSCO has not performed environmental audits on any of the operations which it continues to own, other than with respect to the properties sold or leased in connection with the Ice Sale and certain inactive properties, as described above, SEPSCO currently does not anticipate that present environmental regulations will materially affect the capital expenditures, earnings or competitive position of SEPSCO, except for expenditures for environmental remediation described above.

Competition

   Public Gas competes with numerous other LP gas distributors, none of which, including Public Gas, can be considered dominant in any particular marketing area. The principal competitive factors affecting this industry are price and service. In addition, LP gas is sold in competition with all other commonly used fuels and energy sources, including electricity and natural gas. The primary competing energy source to LP gas is electricity, which is available in all of the market areas served by Public Gas. Currently, LP gas is generally less expensive than electricity based on equivalent energy value. Except for various industrial applications, no attempt has been made to compete with natural gas which, with few exceptions, has been a less expensive energy source than LP gas. Although competitive fuels may at times be less costly for an equivalent energy value, historically LP gas has competed successfully on the basis of cleanliness, convenience, safety, availability and efficiency. In addition, the use of alternative fuels, including LP gas, is mandated in certain specified areas of the United States that do not meet federal air quality standards.


Working Capital

   Working capital requirements for Public Gas fluctuate moderately due to the seasonal nature of their businesses. Typically, in late summer and fall, inventories are built up in anticipation of the heating season and are depleted over the winter months. During the spring and early summer, inventories are at low levels due to lower demand. Accounts receivable reach their highest levels in the middle of the winter and are gradually reduced as the volume of LP gas sold declines during the spring and summer. Working capital requirements are generally met through cash flow from operations. Accounts receivable of Public Gas are generally due within 30 days of delivery.

   The Company's overall working capital requirements have generally been fulfilled from cash flow from operations, although from January 1991 through April 1993 SEPSCO had a credit facility with a commercial lender, secured by substantially all of the accounts receivable of the tree maintenance activities and the construction-related activities of the utility and municipal services segment and certain other receivables. In connection with the Reorganization, Triarc made certain payments on account of indebtedness owed by it to SEPSCO, and SEPSCO used a portion of the proceeds thereof to pay in full all amounts due under such credit facility, at which time such facility was terminated.

Governing Regulations

   Public Gas is subject to various Federal, state and local laws and regulations governing the transportation, storage and distribution of LP gas, and the health and safety of workers, primarily the Occupational Safety and Health Act and the regulations promulgated thereunder.

   Except as described herein, the Company is not aware of any pending legislation that in its view is likely to affect significantly the operations of the Company's subsidiaries. The Company believes that the operations of its subsidiaries comply substantially with all applicable governmental rules and regulations.

Seasonality

   The LP gas segment is subject to the seasonal influences of weather and tourism. Cool weather from December through April increases the demand for LP gas at both the wholesale and retail levels and commercial volume increases with the level of tourism in Florida.

Intellectual Property; Research and Development; Backlog

   Patents, trademarks, licenses, franchises and concessions are not material to SEPSCO's business. See "Business Strategy" above for a discussion of certain license arrangements between Public Gas and National Propane. During Fiscal 1993, Transition 1993 and Fiscal 1994, SEPSCO had no material expenditures for research and development activities and no forward order backlog.

Employees

   As of December 31, 1994, Public Gas employed approximately 186 personnel, including approximately 34 salaried personnel and approximately 152 hourly personnel. Public Gas management believes that employee relations are satisfactory. At December 31, 1994, approximately 39 of the total of Public Gas employees were covered by various collective bargaining agreements expiring from time to time from the present through 1997. In addition, as of December 31, 1994, SEPSCO employed twenty-four employees, seventeen of whom are salaried employees and seven of whom are hourly personnel; none of such employees were covered by any collective bargaining agreements. In connection with the completion of the Discontinued Operations Plan and the entering into the MSA Agreement, the number of SEPSCO employees was reduced to six in March, 1995.

Item 2.     Properties.

   Certain information about the materially important physical properties of SEPSCO's LP gas operations as of December 31, 1994 is set forth in the following table:

                                                                  Sq. Ft. of
Business                Facilities-Location        Land Title     Floor Space


  Public Gas            Office/Warehouse           20 owned         69,000
                                                  17 leased              *
                          14 Storage Depots
                          23 Retail Depots
                          various locations
                          throughout Florida

Other Facilities
(inactive)

  Refrigeration         Ice mfg. and cold
                          storage                   6 owned        112,000
                        Ice mfg.                   13 owned        173,000
Public Gas              Undeveloped land            3 owned          N/A
- ------------------

* Public Gas facilities have approximately 2,597,000 gallons of storage capacity.

      The Company's management believes that the properties used in its Public Gas operations, taken as a whole, are generally well maintained and are adequate for current and foreseeable business needs. The majority of the properties are owned by the Company. All of the properties owned in fee by the Company are without encumbrances, except minor ones which do not affect the use thereof in the Company's business. Except as set forth in the table above with respect to properties listed as inactive, substantially all of the Company's materially important physical properties were being fully utilized as of December 31, 1994.

Item 3.     Legal Proceedings.

      In addition to the matters referred to or described under "Item 1. Business -- General -- Environmental Matters," the Company is involved in claims, litigation and administrative proceedings and investigations of various types in several jurisdictions. Such matters arise in the ordinary course of the Company's business, and it is the opinion of the Company's management that the outcome of any such matter, or all of them combined, will not have a material adverse effect on the Company's business or results of operations or consolidated financial condition.

      Triarc, the Company's parent, is involved in claims, litigation, and proceedings of various types. Information concerning such matters is contained in "Item 3. Legal Proceedings" in Triarc's 10-K. The outcome of such matters will not have a material adverse effect on the Company's business or results of operations or consolidated financial condition.


Item 4.     Submission of Matters to a Vote of Security Holders.

                               Not Applicable.


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

      As a result of the Merger, (a) SEPSCO became a wholly-owned subsidiary of Triarc and (b) SEPSCO's common stock was delisted from the PSE and the registration of such stock under the 1934 Act was terminated.

      No dividends were paid or declared on the SEPSCO's common stock in Fiscal 1993, during the Transition 1993, in Fiscal 1994, or in the current year to date.

      Under the provisions of SEPSCO's Debentures, the payment of cash dividends and the acquisition of shares of SEPSCO's capital stock by SEPSCO are limited to the sum of (i) 50% of the aggregate consolidated net income after November 30, 1982 (exclusive of equity in the net income (loss) of affiliates), (ii) the aggregate net proceeds received from the sale of capital stock and (iii) $7.5 million. Under such provisions, at December 31, 1994 SEPSCO was not permitted to pay cash dividends or acquire shares of SEPSCO's capital stock. The payment of cash dividends is also dependent upon, among other things, the availability of current and retained earnings.
SEPSCO does not presently anticipate the declaration of cash dividends on the SEPSCO common stock in the near future. As described above, SEPSCO has been informed by Triarc that Triarc presently intends to cause SEPSCO to redeem its Debentures during 1995.

      As a result of the Merger, since April 14, 1994 all of the outstanding shares of SEPSCO's voting securities has been held by a wholly-owned subsidiary of Triarc.

Item 6.  Selected Financial Data (1)

                                                                          Ten months
                                                                             ended
                                           Fiscal     Fiscal     Fiscal    December
                                            1991       1992       1993     31, 1993    1994
                                           ------     ------     ------    --------   ------
                                                             (In thousands)
    Net sales                            $ 29,154   $ 29,220   $ 28,520   $  23,394   $ 28,110
    Operating profit                        3,181      4,571      3,634       1,745      3,264
    Income from continuing operations       4,245      6,332     12,572       2,030      7,960
    Loss from discontinued operations,
      net of income taxes                  (7,899)      (225)    (5,542)    (23,355)       --
    Equity in extraordinary items
      of affiliates                           794        --        (348)        --         --
    Cumulative effect of changes in
      accounting principles of:
        Equity in affiliates                  --         --      (5,954)       (102)       --
        The Company                           --         --         --        7,617        --
    Net income (loss) (2)                  (2,860)     6,107        728     (13,810)     7,960

    Total assets                          191,788    208,330    206,253     169,397    188,369
    Long-term debt included in
      continuing operations                64,005     56,457     49,223      50,258        567
    Stockholders' equity (3)               85,010    107,503    108,230      94,419    120,642

- ----------
    (1) Selected Financial Data have been retroactively restated to reflect the discontinuance of the Company's utilities and municipal services refrigeration and natural gas and oil operations in the ten months ended December 31, 1993.

    (2) The Company has not paid any dividends on its common shares during any of the periods presented.

    (3) Stockholders' equity increased by (i) $15,210,000 in Fiscal 1992 as a result of the reduction in equity ownership of an affiliate and
        (ii) $18,489,000 in 1994 as a result of the Merger ($17,004,000)
        (see Note 19 to the consolidated financial statements) and the contribution from Triarc Companies, Inc. of 1% of its ownership in Graniteville Company ($1,485,000). (See Note 9 to the consolidated financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements included herein of Southeastern Public Service Company (the "Company") and its subsidiaries.

    On October 27, 1993 the Company's Board of Directors approved a change in the fiscal year of the Company and its subsidiaries from a fiscal year ending February 28 to a calendar year ending December 31, effective for the transition period ended December 31, 1993. As used herein, "1994" refers to the year ended December 31, 1994, "Transition 1993" refers to the ten months ended December 31, 1993, "1993" refers to the twelve months ended December 31, 1993, "Comparable 1992" refers to the ten months ended December 31, 1992 and "Fiscal 1993" refers to the year ended February 28, 1993. The Company's results of operations for 1994 are compared with 1993 and for Transition 1993 are compared with Comparable 1992 (see Note 2 to the consolidated financial statements). The results for Fiscal 1993 were not separately discussed since Fiscal 1993 includes substantially the same operations as Comparable 1992 (which is compared with Transition 1993).

Results of Operations

    Summarized unaudited condensed consolidated financial results for 1993 are as follows (in thousands):

            Net sales                                      $    29,521
            Operating profit                                     2,910
            Interest expense                                   (11,167)
            Other income, net                                   15,793
            Income from continuing
              operations before income taxes                     7,536
            Provision for income taxes                             783
            Income from continuing operations                    6,753
            Loss from discontinued operations                  (28,243)
            Equity in extraordinary charge of
              affiliate                                           (348)
            Cumulative effect of changes in
              accounting principles                              7,515
            Net loss                                           (14,323)

1994 Compared with 1993 (Unaudited)

    Net sales declined $1.4 million (5%) to $28.1 million in 1994 from $29.5 million in 1993 due to a $1.8 million reduction in liquefied petroleum gas ("LP Gas") volume partially offset by a $0.4 million increase in average selling prices. The reduction in volume reflects the overall warmer weather temperatures in 1994 compared with 1993. Average selling prices increased despite lower product costs.

    Operating profit in 1994 increased $0.4 million (14%) to $3.3 million in 1994 from $2.9 million in 1993 as a result of a $0.6 million decrease in selling, general and administrative expenses offset by a $0.2 million decrease in gross profit. Gross profit declined due to the aforementioned decrease in sales volume partially offset by a higher gross margin resulting from a decrease in the purchase price of LP Gas in an environment of higher selling prices. Selling, general and administrative expenses decreased due to (i) the absence in 1994 of a facilities relocation and corporate restructuring charge of $0.8 million (see Note 18 to the consolidated financial statements) relating to continuing operations in connection with a Change in Control of the Company's parent, Triarc Companies, Inc. ("Triarc"), and the Company that occurred on April 23, 1993 (the "Change in Control") and (ii) a $0.5 million decrease in salaries and other expenses due to a reduction in personnel at the LP Gas business. Such decreases of $1.3 million were partially offset by higher net management service charges reflecting (i) a new management services charge from National Propane Corporation ("National Propane"), a wholly-owned subsidiary of Triarc, for services provided to the LP Gas business commencing in the second half of 1994 and (ii) an increase in the allocated portion of the Company's corporate charges to continuing operations due to the sale of certain discontinued operations during 1993 and 1994 without proportionate cost decreases.

    Interest expense decreased $3.0 million to $8.2 million in 1994 from $11.2 million in 1993 reflecting lower debt outstanding during 1994 due to the annual $9.0 sinking fund requirement on the 11 7/8% Senior Subordinated Debentures due February 1, 1998 (the "Debentures") and debt repayments principally in connection with the Change in Control.

    Other income, net (excluding interest expense) decreased $2.9 million to $12.9 million in 1994 from $15.8 million in 1993 reflecting (i) a $0.7 million increase in equity in earnings of affiliates before cumulative effect of changes in accounting principles and extraordinary charge of affiliates, (ii) a $1.2 million decrease in interest income from Triarc,
(iii) $2.1 million of interest income other than from Triarc in 1994, (iv) a non-recurring $6.0 million gain on sale of a marketable security in 1993 and (v) a non-recurring write-off of $1.5 million of an investment in Chesapeake Insurance Company Limited ("Chesapeake Insurance"), an indirect subsidiary of Triarc, in 1993.

    Equity in earnings of affiliates increased $0.7 million to $7.4 million in 1994 from $6.7 million in 1993. Such amount was comprised of $7.5 million and $8.0 million for 1994 and 1993, respectively, of equity in earnings from the Company's investment in Graniteville Company ("Graniteville") partially offset by $0.1 million and $1.3 million for 1994 and 1993, respectively, of equity in losses from the Company's investment in CFC Holdings, Corp. ("CFC Holdings"). The results of Graniteville for 1994 were unfavorably impacted by (i) a reduction in sales volume for sportswear due to weak demand including the effect of the denim market downturn which continued until its turnaround in late 1994 (ii) a reduction in profit margins principally resulting from the higher cost of cotton, one of Graniteville's principal raw materials, which could not be fully passed on to its customers and (iii) an increase in interest expense from higher interest rates and higher average levels of debt, all partially offset by a $2.5 million impact of a liquidation of LIFO inventory quantities carried at lower costs from prior years.

    Interest income from Triarc decreased $1.2 million to $3.5 million in 1994 from $4.7 million in 1993, due to a reduction in the receivable from Triarc in connection with the Change in Control.

    Interest income, other than from Triarc, amounted to $2.1 million in 1994 resulting from investments in marketable securities of proceeds from the sales of certain discontinued operations during 1993 and 1994.

    The Company realized a non-recurring $6.0 million previously deferred gain on the sale of an investment in an unaffiliated company which had previously been sold to Triarc for a note. In 1993, the note was collected and the previously deferred gain was recognized.

    The Company wrote off its $1.5 million investment in Chesapeake Insurance in 1993 since such investment was no longer deemed recoverable as a result of Chesapeake Insurance reducing its stockholders' equity to a minimal amount following additional provisions for insurance losses of $10.0 million during Transition 1993 and the decision by Triarc effective October 1993 to cease writing new insurance or reinsurance of any kind through Chesapeake Insurance.

    There is no provision for income taxes for 1994 due to the release of valuation allowances attributable to the utilization of net operating and other loss and tax credit carryforwards.

    The loss from discontinued operations of $28.2 million, net of tax benefit, in 1993 consists of $14.3 million of loss from operations of discontinued operations and $13.9 million provision for the estimated loss on the disposal of the discontinued operations. The $14.3 million loss from operations included (i) an $8.6 million net of tax benefit ($12.9 million before taxes) write-down relating to the impairment of certain unprofitable properties and accruals for environmental remediation and losses on certain contracts in progress, (ii) a $2.6 million net of tax benefit ($3.9 million before taxes) facilities relocation and corporate restructuring charge relating to discontinued operations in connection with the Change in Control and (iii) a $0.3 million net of tax benefit ($0.5 million before taxes) allocation to the Company by Triarc for its portion of a payment to a special committee of the Board of Directors of Triarc. The $13.9 million provision for estimated loss, with no tax benefit, on the disposal of the discontinued operations in 1993 resulted from the consummation of the sales of the tree maintenance services operations and the construction related operations and a letter of intent to sell (and subsequent sale of) the ice operations. Such charge principally reflects (i) approximately $4.6 million of losses from the sales of the operations comprising the former utility and municipal services business segment, (ii) approximately $6.7 million of losses from the sale of operations comprising the former refrigeration business segment, (iii) approximately $2.5 million of estimated losses from operations from July 22, 1993 to the actual or estimated disposal dates of the discontinued operations and (iv) $0.1 million of other items.

    The Company's equity in extraordinary charge in 1993 relates to CFC Holdings and consisted of a charge during 1993 of $348,000 due to the early extinguishment of debt.

    The cumulative effect of changes in accounting principles in 1993 results from the Company and CFC Holdings adopting Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109") in 1993 ($7.6 million benefit and $0.1 million charge, respectively).

TRANSITION 1993 COMPARED WITH COMPARABLE 1992 (UNAUDITED)

    Net sales increased from $22.4 million in Comparable 1992 to $23.4 million in Transition 1993 principally as a result of higher volumes of LP Gas due to colder weather in the regions serviced by such business in Transition 1993, partially offset by slightly lower average selling prices which resulted from lower product costs.

    Operating profit decreased from $2.5 million in Comparable 1992 to $1.7 million in Transition 1993 principally due to an increase in selling, general and administrative expenses which resulted from a facilities relocation and corporate restructuring charge of $0.8 million relating to continuing operations (see Note 18 to the consolidated financial statements), partially offset by a slight increase in gross profit.

    Interest expense was favorably impacted due primarily to the lower debt outstanding and, to a much lesser extent, lower interest rates during Transition 1993.

    Equity in earnings of affiliates before cumulative effect of changes in accounting principles and extraordinary charge of affiliate was unfavorably impacted in Transition 1993 primarily due to the following equity in significant charges of affiliates: (i) a $1.9 million charge recorded in Transition 1993 related to facilities relocation and corporate restructuring, (ii) $0.9 million of estimated cost allocated to the affiliates by Triarc for compensation paid to a special committee relating to the change in control of Triarc and affiliates which took place on April 23, 1993, (iii) $1.2 million from the write-off of Graniteville's investment in Chesapeake Insurance and (iv) $0.5 million from insurance loss reserves recorded by Chesapeake Insurance.

    Interest income from Triarc was unfavorably impacted due to lower debt outstanding in Transition 1993.

    The Company wrote off its $1.5 million investment in Chesapeake Insurance in 1993 as previously discussed.

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

    Loss from discontinued operations, net of income taxes increased $22.7 million from $0.7 million in Comparable 1992 to $23.4 million in Transition 1993 primarily due to the following reasons:

    The $13.9 million charge for estimated losses on disposal of the discontinued operations as discussed above.

    The Company recorded an $8.0 million write-down relating to the impairment of certain unprofitable properties in Transition 1993.

    During Transition 1993 the Company was allocated by Triarc, as well as directly incurring certain facilities relocation and corporate restructuring charges totaling $4.7 million, of which $3.9 million was allocated to discontinued operations (see Note 18 to the consolidated financial statements for further discussion).

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

    Effective March 1, 1993, the Company changed its method of accounting for income taxes when it adopted the provisions of SFAS 109. The cumulative effect on prior years of the change in accounting principles decreased the net loss for Transition 1993 by $7.6 million. Effective March 1, 1992 Graniteville adopted SFAS 109 and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions". The change in accounting principles resulted in charges amounting to $6.0 million (net of taxes of $0.4 million) in Fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and marketable securities, excluding restricted cash, increased $1.4 million during 1994 to $35.0 million at December 31, 1994. Such increase reflects proceeds from sales of assets or stock of discontinued operations of $28.7 million substantially offset by
(i) scheduled repayments of long-term debt of $9.0 million, (ii) a $6.6 million loan to RC/Arby's Corporation ("RCAC"), an affiliate and a subsidiary of Triarc, (iii) net cash used by operations of $5.9 million,
(iv) net cash used in discontinued operations of $2.6 million, (v) a purchase of notes receivable from an affiliate of $1.2 million and (vi) other items, net of $2.0 million.

    Total stockholders' equity increased $26.3 million during 1994 to $120.6 million due to a $17.0 million contribution related to the April 1994 acquisition (discussed below) of the minority interest in the Company not owned by Triarc, net income of $8.0 million and $1.5 million due to the August 1994 contribution to the Company from its parent of 1% of the outstanding common stock of Graniteville, an indirect wholly-owned subsidiary of Triarc, offset slightly by unrealized losses on marketable securities of $0.2 million. In connection with the settlement of certain litigation, Triarc acquired the 28.9% minority interest in the Company it did not already own for shares of Triarc's common stock valued at $52.1 million, net of $3.8 million of such stock value representing settlement costs. Such acquisition was accounted for by the Company in accordance with the "push-down" method of accounting. Of Triarc's $23.9 million excess of acquisition cost of $52.1 million over the carrying value of the related minority interest liability of $28.2 million, $17.0 million increased Triarc's basis in the Company and such basis has been pushed down as a contribution to stockholders' equity (see Note 19 to the accompanying consolidated financial statements for further discussion).

    At December 31, 1994 the Company had a receivable from Triarc of $27.8 million including a promissory note (the "Note") with a principal amount of $26.5 million. The accrued and unpaid interest on the Note totaled $4.9 million at December 31, 1994, which has been partially offset by $3.6 million of amounts payable to Triarc for facilities relocation and corporate restructuring and other charges. The Note bears interest at the annual rate of 13% and is due on August 1, 1998. As further discussed below the Company anticipates that Triarc will repay the Note during 1995 in connection with transactions related to the intended merger of Public Gas Company ("Public Gas"), a 99.7% owned subsidiary of the Company, with National Propane. If such merger does not occur, the Company expects that to the extent it realizes the interest on the Note from Triarc, such realization will be through offsets of future amounts otherwise due Triarc and, therefore, such interest will not provide cash flows to the Company. Should such offsets not be adequate, the Company expects to be required to make loans to Triarc approximating the amount of any cash interest received.

    In September 1994 the Company received a demand promissory note from Triarc. Loans under the demand promissory note bear interest at the prime rate plus 1 1/4% payable in cash. As of December 31, 1994 the Company had no loans outstanding under the demand promissory note; however, $3.5 million was subsequently loaned to Triarc through March 31, 1995.

    In August 1994 the Company entered into a credit arrangement with RCAC and in accordance therewith received a promissory note maturing in September 1995 pursuant to which the Company may lend up to $9.5 million. Loans under the promissory note bear interest at 11 7/8% per annum, payable quarterly in cash. As of December 31, 1994, the Company had made loans under the promissory note of $6.6 million. Subsequent to December 31, 1994 the remaining balance under the $9.5 million promissory note was loaned to RCAC.

    Under its present credit facility agreement, Graniteville is unable to pay any dividends or make any loans or advances to its stockholders, including the Company, prior to December 31, 1995, and Graniteville's ability to do so thereafter will be limited. Accordingly, any current income from the investment in Graniteville will not provide cash flows to the Company in 1995.

    The Company is required to make an annual $9.0 million sinking fund payment on the Debentures and to pay interest on such Debentures semi-annually on February 1 and August 1 of each year. On February 1, 1995 the Company made its $9.0 million sinking fund payment together with interest of $3.2 million. As further discussed below, the Company intends to repurchase the remaining $45.0 million principal amount of the Debentures prior to maturity in 1995.

    The indenture pursuant to which the Debentures were issued contains a provision which limits to $100.0 million the aggregate amount of specified kinds of indebtedness that the Company and its consolidated subsidiaries can incur. At December 31, 1994 such indebtedness was $51.6 million resulting in allowable additional indebtedness, if the Company desired to make such borrowings and if such financing could be obtained, of $48.4 million.

    The Company has $6.0 million of restricted cash of which $5.25 million supports letters of credit which collateralize certain performance and other bonds relating to the former utility and municipal services segment and $0.75 million represents funds held in escrow resulting from the sale of the natural gas and oil business. The Company anticipates that the performance secured by the bonds will be completed by the end of 1995, and that the restricted cash will revert to the Company free of restrictions and be available for general corporate purposes no later than 1996. The funds held in escrow, net of charges thereto, revert to the Company in August 1995 ($0.25 million) and August 1996 ($0.5 million).

      The Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1986 through 1988. The Company has resolved all but one issue related to such audit at no significant cost to the Company. The Company is contesting the remaining open issue at the Appellate Division of the IRS. The IRS is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992 and has proposed certain adjustments, some of which will be contested by the Company. The amount and timing of any payments required as a result of (i) the remaining open issue from the 1986 through 1988 examination and (ii) the 1989 through 1992 examination cannot be determined. However, the Company believes that adequate aggregate provisions have been made in years prior to 1994 for any tax liabilities, including interest, that may result from such examinations and other tax matters.

    On July 22, 1993 the Company's Board of Directors authorized the sale or liquidation of all of its operating businesses, consisting of its utility and municipal services, refrigeration and natural gas and oil businesses.
In 1993 the Company sold the assets of the tree maintenance services operations and the stock of the construction related operations (subject to certain contingent payments to the Company), both comprising the former utility and municipal services business segment. In March 1995 the Company agreed to settle any further amounts due under such contingent payments related to the construction related operations. Such settlement provides for aggregate payments of $0.5 million to be received in quarterly installments of $0.1 million each commencing June 1, 1995, together with interest at 8 1/2% on the remaining outstanding balance, plus 75% of the proceeds of one property of the former construction related operations held for sale by the purchaser or, if not sold by December 31, 1996, $0.3 million or the return of the property to the Company. On April 8, 1994 the Company sold substantially all of the operating assets of the ice operations of the Company's refrigeration business segment for $5.0 million in cash, a $4.3 million note (discounted value $3.3 million -the benefit of which has not been recorded) and the assumption by the buyer of certain current liabilities of $1.2 million. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $120.0 thousand in 1995 through 1998 with the balance of $3.8 million due in 1999. On August 31, 1994 a subsidiary of the Company sold substantially all of the operating assets of the natural gas and oil business for cash of $16.25 million, net of $0.75 million held in escrow to cover certain indemnities given to the buyer by the Company. In February 1995 the Company sold the remaining natural gas and oil assets for cash of $0.7 million before insignificant adjustments. On December 20, 1994 the Company sold either the stock or operating assets of the companies comprising the cold storage operations of the Company's refrigeration business segment to National Cold Storage, Inc. ("NCS") a company formed by two former officers of the Company for cash of $6.5 million, a $3.0 million note (discounted value $2.5 million
- - the benefit of which has not been recorded) and the assumption by the buyer of certain liabilities of $2.75 million. In addition, the Company sold certain cold storage properties to several buyers for aggregate cash proceeds of $1.0 million and a note for $0.7 million. The note from NCS bears no interest during the first year and 8% thereafter payable at maturity, does not amortize and is due in full in December 2000.

    As of December 31, 1994 the Company has completed the sale of substantially all of its discontinued operations but there remains certain liabilities to be liquidated (the estimates of which have been accrued) as well as certain contingent assets (principally the two notes from the sale of the refrigeration business) which may be collected, the benefits of which, however, have not been recorded. (See Note 4 to the accompanying consolidated financial statements for further discussion).

    In addition, on July 22, 1993 the Company's Board of Directors authorized the sale or liquidation of the LP Gas business, consisting of the Company's subsidiary, Public Gas. On March 31, 1995 Public Gas entered into a letter of intent with National Propane whereby Public Gas will be merged with and into National Propane during the second quarter of 1995. In consideration thereof, the Company will receive a proportionate number of shares of common stock of the surviving corporation based upon the relative fair values of Public Gas and National Propane.

    In connection with such merger the Company intends to repurchase the Debentures ($45.0 million principal amount as of February 28, 1995) prior to maturity during 1995. The Company anticipates financing such repurchase with collection of the Note due from Triarc ($26.5 million), the Company's available cash and marketable securities ($21.1 million at February 28, 1995) and the remainder, if any, with advances from Triarc. Although the Company is informed that it is Triarc's intention to repay the Note, there can be no assurance that Triarc will be able to obtain sufficient cash to do so. Accordingly, there can also be no assurance that the Debentures will be repurchased prior to maturity.

    The Company had cash and cash equivalents used in operating activities of $5.9 million during 1994. Such amount consisted of $8.0 million of net income less (i) net non-cash adjustments of $9.9 million and (ii) net changes in operating assets and liabilities of $4.0 million. It is anticipated that cash flows from operating activities for 1995 will approximate break-even. Significant cash requirements for 1995, in addition to requirements related to the intended early redemption of the Debentures discussed above, will include a required $9.0 million sinking fund payment on the Debentures (paid February 1, 1995) and approximately $3.0 million of cash used by discontinued operations. The Company believes that its existing cash and cash equivalents and marketable securities will be more than sufficient to enable the Company to meet its short-term cash requirements.

CONTINGENCIES

    As a result of certain environmental audits in 1991, the Company became aware of possible contamination by hydrocarbons and metals at certain sites of the Company's ice and cold storage operations of the refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. The Company has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of the Company located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations including eight sites at which remediation has recently been completed or is ongoing. Such remediation is being made in conjunction with the purchaser who is responsible for payments of up to $1.0 million of such remediation costs, consisting of the first and third payments of $0.5 million. Remediation will also be required at seven cold storage sites which were sold in April 1994 to the purchaser of the cold storage operations. Such remediation is expected to commence in 1995 and will be made in conjunction with such purchaser who is responsible for the first $1.25 million of such costs. In addition, there are thirteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operation. Based on consultations with, and certain reports of, environmental consultants and others, the Company presently estimates that its cost of all of such remediation and/or removal will approximate $4.6 million, of which $4.2 million was provided in prior years and $0.4 million was provided in 1994. In connection therewith, the Company has incurred actual costs of $2.8 million through December 31, 1994 and has a remaining accrual of $1.8 million. Based on currently available information and the current reserve levels, the Company does not believe that the ultimate outcome of the remediation and/or removal will have a material adverse effect on its financial position or results of operations.

    In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects (i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. DHEC has requested the Company submit a proposal by mid-April 1995 concerning periodic monitoring of sediment deposition in the pond and Graniteville intends to comply with this request. The Company is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of desirable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

    Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill until 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville as well as sources other than Graniteville. In March 1990, a "Site Screening Investigation" was conducted by DHEC. In June 1992 Graniteville conducted its initial investigation. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994 and Graniteville conducted a supplemental investigation in February 1994. In response to the ESI, DHEC has indicated its desire to have an investigation of the Vaucluse Landfill and has verbally requested that Graniteville submit a proposal to DHEC outlining the parameters of such an investigation. Since the investigation has not yet commenced, Graniteville is currently unable to estimate the cost to remediate the landfill. Such cost could vary based on the actual parameters of the study. Based on currently available information, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated results of operations or financial position.

    The Company is also engaged in ordinary routine litigation incidental to the Company's business. The Company does not believe that the environmental matters discussed referred to above, as well as ordinary routine litigation, will have a material adverse effect on its consolidated results of operations or financial position.

Item 8.  Financial Statements and Supplementary Data

    Index:

      Independent Auditors' Report (in connection with the audit of the consolidated financial statements as of and for the year ended December 31, 1994)

      Report of Independent Certified Public Accountants (in connection with the audits of the consolidated financial statements as of December 31, 1993 and for the year ended February 28, 1993 and the ten months ended December 31, 1993)

      Consolidated Balance Sheets - December 31, 1993 and December 31, 1994

      Consolidated Statements of Operations - Year ended February 28, 1993, ten months ended December 31, 1993 and year ended December 31, 1994

      Consolidated Statements of Additional Capital - Year ended February
        28, 1993, ten months ended December 31, 1993 and year ended December 31, 1994

      Consolidated Statements of Cash Flows - Year ended February 28, 1993, ten months ended December 31, 1993 and year ended December 31, 1994

      Notes to Consolidated Financial Statements

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of SOUTHEASTERN PUBLIC SERVICE COMPANY:



    We have audited the accompanying consolidated balance sheet of Southeastern Public Service Company and subsidiaries (the "Company", a wholly-owned subsidiary of Triarc Companies, Inc. subsequent to April 14, 1994 and a 71.1% subsidiary prior thereto) as of December 31, 1994 and the related consolidated statements of operations, additional capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Miami, Florida


March 24, 1995, except for
Note 22, as to which
the date is March 31, 1995

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders,
   SOUTHEASTERN PUBLIC SERVICE COMPANY:


    We have audited the accompanying consolidated balance sheet of Southeastern Public Service Company (a Delaware corporation and a 71.1% owned subsidiary of Triarc Companies, Inc. prior to April 14, 1994 and a wholly-owned subsidiary thereafter) and subsidiaries as of December 31, 1993 and the related consolidated statements of operations, additional capital and cash flows for the year ended February 28, 1993 and for the ten months ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Public Service Company and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the year ended February 28, 1993 and for the ten months ended December 31, 1993, in conformity with generally accepted accounting principles.

    As discussed in Notes 9 and 1 to the consolidated financial statements, the Company's 49% owned affiliate accounted for under the equity method and the Company changed their methods of accounting for income taxes and postretirement benefits other than pensions, effective March 2, 1992 and March 1, 1993, respectively.


                                                           ARTHUR ANDERSEN
LLP


Miami, Florida,
  April 14, 1994.

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                                     December      December
                                                     31, 1993      31, 1994
                                                     --------      --------
                                                         (In thousands)
                ASSETS
Current assets:
   Cash and cash equivalents ($20,646,000
     and $24,665,000)                                $ 22,813      $ 25,807
   Restricted cash (Note 5)                             5,264         6,014
   Marketable securities (Note 6)                      10,795         9,152
   Note receivable from RC/Arby's Corporation
    (Note 17)                                             --          6,550
   Receivables (less allowance for doubtful
    accounts of $283,000 and $90,000)                   4,734         5,051
   Finished goods inventories                             850           997
   Other current assets                                   835           250
                                                     --------      --------
        Total current assets                           45,291        53,821
Properties, net (Note 7)                                7,228        10,921
Due from Triarc Companies, Inc., net (Note 3)          25,358        27,769
Investments in affiliates (Notes 9 and 18)             68,211        83,995
Unamortized costs in excess of net assets of
   acquired companies (Note 8)                            126         7,447
Other assets                                            1,501         4,416
Net non-current assets of discontinued
   operations (Note 4)                                 21,682           --
                                                     --------      --------
                                                     $169,397      $188,369
                                                     ========      ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (less
    unamortized original issue discount of
    $3,003,000 in 1994) (Note 11)                    $  9,045      $ 51,056
   Accounts payable                                     3,430         1,184
   Accrued interest                                     3,160         2,690
   Other accrued expenses                               4,240         3,217
   Net current liabilities of discontinued
    operations (Note 4)                                 2,800         4,610
                                                     --------      --------
        Total current liabilities                      22,675        62,757
Long-term debt (less unamortized original issue
   discount of $4,203,000 in 1993) (Note 11)           50,258           567
Other liabilities                                       2,045         3,043
Net non-current liabilities of discontinued
   operations (Note 4)                                    --          1,360

Stockholders' equity (Note 13):
   Series B, convertible preferred stock, $50 par
    value; authorized 267,600 shares and issued 490
    shares in 1993; none in 1994                           24           --
   Common stock, $1 par value; authorized 25,000,000
     and 1,000 shares; issued 11,896,136 and 1,000
     shares in 1993 and 1994, respectively             11,896             1
   Additional paid-in capital                          90,539       120,081
   Retained earnings (deficit)                         (7,174)          786
   Less 241,069 common shares in treasury in 1993,
     at cost                                             (866)          --
   Net unrealized loss on marketable securities,
     net of income taxes (Note 6)                         --           (226)
                                                     --------      --------
      Total stockholders' equity                       94,419       120,642
                                                     --------      --------
                                                     $169,397      $188,369
                                                     ========      ========

        See accompanying notes to consolidated financial statements.

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                                       Ten months
                                            Year ended    ended   Year ended
                                             February   December   December
                                             28, 1993   31, 1993   31, 1994
                                             --------   --------   --------
                                                     (In thousands)
Net sales                                    $ 28,520  $ 23,394    $ 28,110
                                             --------  --------    --------
Costs and expenses:
   Cost of sales                               22,165    18,322      21,359
   Selling, general and administrative          2,721     3,327       3,487
                                             --------  --------    --------
                                               24,886    21,649      24,846
                                             --------  --------    --------
         Operating profit                       3,634     1,745       3,264
                                             --------  --------    --------
Other income (expense):
   Interest expense                           (13,901)   (8,252)     (8,169)
   Equity in earnings of affiliates before
    cumulative effect of changes in
    accounting principles and extraordinary
    charge of affiliate (Note 9)               12,161     4,489       7,414
   Interest income from Triarc Companies,
    Inc. (Note 3)                               7,336     3,526       3,473
   Other interest income                          149       652       2,060
   Gain (loss) on sale of marketable
    securities (Notes 3 and 6)                  6,000       --         (135)
   Write-off of investment in Chesapeake
    Insurance Company Limited                     --     (1,500)        --
   Other, net (Note 19)                        (1,136)      175          53
                                             --------  --------    --------
                                               10,609      (910)      4,696
                                             --------  --------    --------
Income from continuing operations before
   income taxes                                14,243       835       7,960
Benefit from (provision for) income
   taxes (Note 10)                             (1,671)    1,195         --
                                             --------  --------    --------
Income from continuing operations              12,572     2,030       7,960
Loss from discontinued operations, net of
   income taxes (Note 4)                       (5,542)  (23,355)        --
                                             --------  --------    --------
Income (loss) before equity in extraordinary
   charge of affiliate and cumulative effect
   of changes in accounting principles          7,030   (21,325)      7,960
Equity in extraordinary charge of
   affiliate (Note 9)                            (348)      --          --
Cumulative effect of changes in accounting

   principles:
    Equity in affiliates (Note 9)              (5,954)     (102)        --
    The Company (Note 1)                          --      7,617         --
                                             --------  --------    --------
      Net income (loss)                      $    728  $(13,810)   $  7,960
                                             ========  ========    ========

        See accompanying notes to consolidated financial statements.

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                Consolidated Statements of Additional Capital
                                                      Ten months
                                          Year ended     ended   Year ended
                                           February    December   December
                                           28, 1993    31, 1993   31, 1994
                                           --------    --------   --------
                                                    (In thousands)
Additional paid-in capital:
   Balance at beginning of period           $ 90,539   $  90,539  $  90,539
    Excess of par value of issuance of
      1,000 common shares over par value
      of 11,896,136 common shares and
      267,600 preferred shares cancelled
      (Note 13)                                  --          --      11,919
    Cancellation of treasury shares at
      cost (Note 13)                             --          --        (866)
    Pushdown of increased basis in the
      Company in connection with the
      Merger (Note 19)                           --          --      17,004
    Contribution from Triarc Companies,
      Inc. of 1% of its ownership in
      Graniteville Company (Note 9)              --          --       1,485
                                            --------    --------   --------
   Balance at end of period                 $ 90,539   $  90,539  $ 120,081
                                            ========    ========   ========
Retained earnings (deficit):
   Balance at beginning of period           $  5,910   $   6,637  $  (7,174)
    Net income (loss)                            728     (13,810)     7,960
    Cash dividends on preferred stock             (1)         (1)       --
                                            --------    --------   --------
   Balance at end of period                 $  6,637   $  (7,174) $     786
                                            ========    ========   ========
Treasury stock:
   Balance at beginning of period           $    866   $     866  $     866
    Recapitalization (Note 13)                   --          --        (866)
                                            --------    --------   --------
   Balance at end of period                 $    866   $     866  $     --
                                            ========    ========   ========
Net unrealized loss on marketable
 securities:
   Balance at beginning of period           $    --    $     --   $     --
    Net unrealized losses on marketable
     securities, net of income taxes
     (Note 6)                                    --          --        (226)
                                            --------    --------   --------
   Balance at end of period                 $    --    $     --   $    (226)
                                            ========    ========   ========

        See accompanying notes to consolidated financial statements.

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                                      Ten months
                                          Year ended     ended   Year ended
                                           February    December   December
                                           28, 1993    31, 1993   31, 1994
                                           --------    --------   --------
                                                    (In thousands)
Cash flows from operating activities:
 Net income (loss)                          $    728   $ (13,810)  $  7,960
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation of properties                 1,246       1,004      1,236
    Amortization of deferred financing
      costs and original issue discount        1,663       1,296      1,440
    Amortization of costs in excess of net
      assets of acquired companies                19          15         95
    Interest income from Triarc Companies,
      Inc. capitalized and not collected         --          --      (3,450)
    Provision for (benefit from)
      doubtful accounts                          188         140        (23)
    Loss (gain) on sale of marketable
      securities                              (6,000)        --         135
    Equity in net earnings of affiliates      (5,014)     (4,387)    (7,414)
    Write-off of investment in Chesapeake
      Insurance Company Limited                  --        1,500        --
    Provision for (benefit from) deferred
      income taxes                             1,261      (1,195)       --
    Dividends from unconsolidated affiliate    3,004         --         --
    Cumulative effect of changes in
      accounting principles                      --       (7,617)       --
    Loss from discontinued operations, net
      of income taxes                          5,542      23,355        --
    Other, net                                  (298)      1,676     (1,948)
    Decrease (increase) in:
      Receivables                               (312)     (1,573)      (294)
      Inventories                                292        (117)      (137)
      Other current assets                      (481)       (112)       585
    Increase (decrease) in:
      Accounts payable                           575       1,181     (1,681)
      Other accruals                            (873)      2,776     (2,463)
                                            --------    --------   --------
        Net cash provided by (used in)
         operating activities                  1,540       4,132     (5,959)
                                            --------    --------   --------
Cash flows from investing activities:
   Proceeds from sales of subsidiaries, net      --       43,002     28,720
   Loan to RC/Arby's Corporation                 --          --      (6,550)
   Purchases of marketable securities            --      (10,795)   (10,308)
   Sales of marketable securities                --          --      11,033
   Purchase of notes receivable from
    an affiliate, net of repayments              --          --      (1,200)
   Capital expenditures                         (656)       (411)      (591)
   Proceeds from sales of properties              73         178         27
   Repayment of notes and amounts due
     from Triarc Companies, Inc.               3,828      25,379        (88)
   Other, net                                    --          --         237
                                            --------    --------  ---------
        Net cash provided by
         investing activities                  3,245      57,353     21,280
                                            --------    --------  ---------
Cash flows from financing activities:
    Net proceeds from (repayments of)
      accounts receivable financing              747      (9,536)       --
    Repayments of long-term debt              (9,249)        --      (9,029)
    Proceeds from (repayments of)
      notes payable to affiliate               8,400     (14,043)       --
    Other, net                                    (1)       (224)      (703)
                                            --------    --------   --------
        Net cash used in financing
         activities                             (103)    (23,803)    (9,732)
                                            --------    --------   --------
Net cash provided by continuing operations     4,682      37,682      5,589
Net cash used by discontinued operations      (4,725)    (15,108)    (2,595)
                                             -------    --------   --------
Net increase (decrease) in cash and cash
   equivalents                                   (43)     22,574      2,994

Cash and cash equivalents at beginning
   of period                                     282         239     22,813
                                            --------   --------    --------
Cash and cash equivalents at end
   of period                                $    239   $  22,813   $ 25,807
                                            ========   ========    ========

Supplemental disclosures of cash flow
 information:
    Cash paid (received) during the
     period for:
      Interest                              $ 11,401   $   6,402   $  7,170
                                            ========    ========   ========
      Income taxes                          $  2,204   $     490   $   (137)
                                            ========    ========   ========

    Due to their noncash nature, the following transactions have not been reflected in the respective consolidated statements of cash flows:

    In April 1994 Triarc Companies, Inc. ("Triarc") acquired the 28.9% minority interest in Southeastern Public Service Company (the "Company") that it did not already own through the issuance of its common stock. As discussed further in Note 19 to the accompanying consolidated financial statements, $17,004,000 of Triarc's excess of cost over the carrying value of the minority interest acquired was pushed down to the Company.

    Effective August 31, 1994 Triarc, which indirectly owned 51% of Graniteville Company ("Graniteville"), contributed 1% of its ownership of Graniteville to the Company, increasing the Company's ownership to 50% and resulting in an increase to "Additional paid-in capital" of $1,485,000.

    During the year ended February 28, 1993, ten months ended December 31, 1993 and year ended December 31, 1994, the Company received interest payments from Triarc of $6,026,000, $3,308,000 and $1,543,000 respectively, in the form of offsets against amounts due from the Company to Triarc. During the year ended February 28, 1993, amounts payable to Triarc were netted against a $6,500,000 promissory note receivable from Triarc (see Note 3).

        See accompanying notes to consolidated financial statements.

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of Southeastern Public Service Company (the "Company") a wholly-owned subsidiary of Triarc Companies, Inc. and its subsidiaries ("Triarc") subsequent to April 14, 1994 and a 71.1% owned subsidiary of Triarc prior thereto (see Note 19). Due to their sale or liquidation (see Note 4), all subsidiaries of the Company, except for the liquefied petroleum gas ("LP Gas") business, have been reflected as discontinued operations. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

    All highly liquid instruments with a maturity of three months or less when acquired are considered cash equivalents. The Company typically invests its excess cash in repurchase agreements with high credit-quality financial institutions. Securities pledged as collateral for repurchase agreements are segregated and held by the financial institution until maturity of each repurchase agreement. While the market value of the collateral is sufficient in the event of default, realization and/or retention of the collateral may be subject to legal proceedings in the event of default or bankruptcy by the other party to the agreement.

Marketable Securities

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994. The Company's marketable securities are classified in accordance with SFAS 115 as "available for sale" and, as such, net unrealized gains or losses are reported as a separate component of stockholders' equity. Prior to January 1, 1994 the Company accounted for its marketable securities in accordance with SFAS No. 12, "Accounting for Certain Marketable Securities". The adoption of SFAS 115 did not have a material effect on the Company's consolidated financial statements.

Inventories

    Inventories are determined under the lower of cost (first-in, first-out basis) or market.

Investments in Affiliates

    The Company accounts for its investments in Graniteville Company ("Graniteville"), a 50% owned affiliate (49% prior to August 30, 1994), and CFC Holdings Corp. ("CFC Holdings"), a 5.4% owned affiliate, in accordance with the equity method. See Note 2 for periods included in the consolidated financial statements prior to 1994 and Note 19 for discussion of the merger consummated on April 14, 1994.

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

Unamortized Costs in Excess of Net Assets of Acquired Companies

    Costs in excess of net assets of acquired companies are being amortized on the straight-line basis over 25 to 30 years. The amount of impairment, if any, in "Unamortized costs in excess of net assets of acquired companies" ("Goodwill") is measured based on projected future results of operations. To the extent future results of operations of those subsidiaries to which the Goodwill relates through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

Amortization of Deferred Financing Costs and Debt Discount

    Deferred financing costs and original issue debt discount resulting from the Company's 11 7/8% Senior Subordinated Debentures (the "Debentures") are being amortized as interest expense over the term of the Debentures using the interest rate method. At December 31, 1993 and 1994, $846,000 and $605,000, respectively, of such unamortized deferred financing costs are included in "Other assets" in the accompanying consolidated balance sheets. Unamortized original issue debt discount is reported as a reduction of related long-term debt or current portion of long term debt, as appropriate (see Note 11), in the accompanying consolidated balance sheets.

Income Taxes

    Subsequent to April 14, 1994 the Company and its subsidiaries are included in the consolidated Federal income tax return of Triarc. Prior to April 14, 1994 the Company and its consolidated subsidiaries filed a separate consolidated Federal income tax return.

    The Company adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") effective March 1, 1993. This accounting change resulted in a benefit of $7,617,000, which is reflected as the "Cumulative effect of changes in accounting principles" for "The Company" in the accompanying consolidated statement of operations for Transition 1993 (see Note 2).

    Deferred income taxes are provided to recognize the tax effect of temporary differences between the bases of assets and liabilities for tax and financial statement purposes.

Postretirement Benefits Other than Pensions

    Effective March 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). This new standard requires the expected cost of these benefits be charged to expense during the years that employees render service. The effect of the adoption of SFAS 106 was immaterial.

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

Revenue Recognition

    Liquefied petroleum gas tank and cylinder rental fees are billed in advance for periods of up to one year and the related income is principally recognized ratably over the rental period.

Reclassifications

    Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

(2) Change in Fiscal Year

    On October 27, 1993 the Company's Board of Directors approved a change in the fiscal year of the Company from a fiscal year ending February 28 to a calendar year ending December 31, effective for the ten-month transition period ending December 31, 1993 ("Transition 1993"). Graniteville also changed its fiscal year to a calendar year ending December 31. As used herein, "Fiscal 1993" refers to the year ended February 28, 1993 and "1994" refers to the year ended December 31, 1994.

    The following sets forth unaudited condensed consolidated financial information for the corresponding ten months ended December 31, 1992, the comparable prior year period to Transition 1993 (in thousands):

    Net sales                                                  $ 22,393
    Operating profit                                              2,469
    Income from continuing
      operations before income taxes                              7,542
    Benefit from income taxes                                       307
    Loss from discontinued operations, net of income taxes         (654)
    Equity in cumulative effect of changes
      in accounting principles of affiliate                      (5,954)
    Net income                                                    1,241

(3) Change in Control

    As previously reported, a change in control of the Company's parent, Triarc, occurred on April 23, 1993, which as a result of Triarc's ownership of the Company's voting securities constituted a change in control of the Company (the "Change in Control"). In connection with the Change in Control, the Board of Directors of the Company was reconstituted and new senior executive officers were elected.

    In connection therewith, the Company received from Triarc $27,115,000 in cash and $3,535,000 in the form of an offset of amounts due to Triarc as of April 23, 1993 in connection with the providing by Triarc of certain management services to the Company. The aggregate $30,650,000 of payments by Triarc included full payment of $6,806,000 (including $306,000 of accrued interest) on an unsecured promissory note (the "Promissory Note") issued to the Company by Triarc in connection with the 1988 sale of an investment and partial payment of $23,844,000 (including $1,430,000 of accrued interest) on a $48,952,000 promissory note (the "Note") due to the Company. The remaining $26,538,000 principal balance of the Note included in "Due from Triarc Companies, Inc. net" is due on August 1, 1998. The Note resulted from the 1986 sale of approximately 51% of the outstanding common shares of Graniteville to Triarc and is secured by shares representing the 50% of the outstanding shares of Graniteville currently owned by Triarc. The Note is subordinated to senior indebtedness of Triarc to the extent, if any, that the payment of principal and interest thereon is not satisfied out of proceeds of the pledged Graniteville shares. The Company used the $27,115,000 of cash proceeds to pay $12,689,000 due under its accounts receivable financing arrangement, which bore interest at the prime rate plus 1%, which was then terminated and to pay $14,426,000 (including $383,000 of accrued interest) owed to Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a subsidiary of CFC Holdings.

    In connection with the collection of the Promissory Note, in Fiscal 1993 the Company recognized a $6,000,000 gain on the sale of the common stock of an unaffiliated company to Triarc which had been previously deferred until collection of the Promissory Note was assured. As such note was collected in April 1993 prior to the issuance of the Fiscal 1993 consolidated financial statements, the $6,000,000 gain was recognized in Fiscal 1993.

(4) Discontinued Operations

    On July 22, 1993 the Company's Board of Directors authorized the sale or liquidation of its utility and municipal services ("Services"), refrigeration ("Refrigeration") and natural gas and oil ("NG&O") business segments which have been accounted for as discontinued operations in the Company's consolidated financial statements.

    On October 15, 1993 the Company sold the assets of its tree maintenance services operations previously included in the Services segment for $69,600,000 in cash plus the assumption by the purchaser of up to $5,000,000 in current liabilities resulting in a loss of approximately $4,370,000. On October 7, 1993 the Company sold the stock of its two construction related operations previously included in the Services segment for a nominal amount subject to adjustments described below. During October and November 1993 the Company paid $2,000,000 to cover the buyer's short-term operating losses and working capital requirements for the construction related operations and from October 1993 through March 1994 paid $1,094,000 to repay the outstanding lease balances on equipment to be sold. As the related assets are sold or liquidated the purchasers were to pay, as deferred purchase price, a portion of the net proceeds received therefrom (cash of $2,941,000 had been received as of December 31, 1994) plus, in the case of one of the entities, an amount based on the adjusted book value of such entity as of October 5, 1995 (the "Book Value Adjustment"). In March 1995 the Company agreed to settle any further amounts due for assets sold or the Book Value Adjustment. Such settlement provides for aggregate payments of $500,000 to be received in quarterly installments of $100,000 each commencing June 1, 1995, together with interest at 8 1/2% on the remaining outstanding balance, plus 75% of the proceeds of one property held for sale or, if not sold by December 31, 1996, $275,000 or the return of the property to the Company. The Company incurred a loss of approximately $500,000 on the sales of the construction related operations excluding consideration of any additional proceeds from the aforementioned settlement agreement.

    On April 8, 1994 the Company sold substantially all of the operating assets of the ice operations of its Refrigeration business segment for $5,000,000 in cash, a $4,295,000 note (discounted value $3,327,000) and the assumption by the buyer of certain current liabilities of $1,162,000. Such sale resulted in a loss of approximately $5,500,000, excluding any consideration of the $4,295,000 note from the buyer since its collection is not reasonably assured. The note, which bears no interest during the first year and 5% thereafter, is payable in annual installments of $120,000 in 1995 through 1998 with the balance of $3,815,000 due in 1999. On December 20, 1994, the Company sold either the stock or operating assets of the companies comprising the cold storage operations of the Company's Refrigeration business segment to National Cold Storage, Inc. ("NCS") a company formed by two former officers of the Company for cash of $6,500,000, a $3,000,000 note (discounted value $2,486,000) and the assumption by the buyer of certain liabilities of $2,750,000. In addition, the Company sold certain cold storage properties to several buyers for aggregate cash proceeds of $990,000 and a note for $700,000. The Company incurred an aggregate loss on the sale of the cold storage operations and properties of approximately $4,500,000 excluding any consideration of the $3,000,000 note from NCS since collection of the note is not reasonably assured. The note from NCS bears no interest during the first year and 8% thereafter payable at maturity, does not amortize and is due in full in December 2000.

    On August 31, 1994 the Company sold substantially all of the operating assets of the NG&O business for cash of $16,250,000, net of $750,000 held in escrow to cover certain indemnities given to the buyer. Such sale resulted in a pre-tax gain of $6,043,000. In February 1995 the Company sold the remaining assets of the NG&O business for net proceeds of $728,000 which resulted in an estimated pre-tax gain of $650,000.

    In connection with the dispositions referred to above, during Transition 1993 the Company provided $13,910,000 for the estimated loss on the sale of the discontinued operations. The estimate principally reflects (i) approximately $4,600,000 of losses from the sales of the operations comprising the Services business segment, (ii) approximately $6,700,000 of losses from the sale of operations comprising the Company's Refrigeration business segment, (iii) approximately $2,500,000 of estimated losses from operations from July 22, 1993 to the actual or estimated disposal dates of the discontinued operations and (iv) and $110,000 of other items.

    After consideration of (i) a $2,866,000 write-down (net of a tax benefit of $2,037,000) relating to accruals for environmental remediation and losses on certain contracts in progress recorded in Fiscal 1993, (ii) a $4,676,000 write-down (net of a tax benefit of $3,324,000) relating to the impairment of certain unprofitable properties recorded in Transition 1993 and (iii) the aforementioned $13,910,000 provision (with no tax benefit) for the estimated loss on the sale of the discontinued operations recorded during Transition 1993, the Company expects the liquidation of the remaining liabilities associated with the discontinued operations will not have a material impact on its consolidated financial position or results of operations.

    In addition, on July 22, 1993 the Company's Board of Directors authorized the sale or liquidation of the LP Gas business. The Company intended to transfer the LP Gas business to a subsidiary of Triarc, however the precise method of such transfer had not been determined as of March 24, 1995. Based on these facts, the Company has continued to reflect the LP Gas business as a continuing operations (see Note 22 for developments subsequent to March 24, 1995).

    The loss from discontinued operations consisted of the following (in thousands):

                                                        Fiscal     Transition
                                                         1993         1993
                                                         -----        -----
 Loss from operations of
    discontinued operations,
    net of income tax benefit
    of $2,420 and $3,830                              $  (5,542)   $ (9,445)
 Loss on disposal of discontinued
    operations, without income
    tax benefit                                             --      (13,910)
                                                       --------    --------
                                                      $  (5,542)   $(23,355)
                                                       ========    ========

    The loss from discontinued operations up to the July 22, 1993 measurement date and the loss from operations during the period July 23, 1993 to December 31, 1993, and 1994 (the periods subsequent to the measurement date and which have been previously recognized) consisted of the following (in thousands):

                                                          Transition 1993
                                                      ----------------------
                                                        March 1,    July 23,
                                                         1993 to     1993 to
                                             Fiscal     July 22,    December
                                              1993        1993      31, 1993     1994
                                             ------      ------      ------     ------
Operating revenues:
    Net sales                              $ 16,665    $  8,054    $  5,733    $  6,083
    Service revenues                        188,049      75,502      43,600       8,832
                                           --------    --------    --------    --------
                                            204,714      83,556      49,333      14,915
Operating costs and expenses:
    Cost of sales                            14,739       6,401       5,291       5,206
    Cost of services                        176,895      70,922      40,810       6,739
    Selling, general and
     administrative                          15,081       5,890       7,084       2,873
    Write-down of certain
     unprofitable properties                    --        8,000         --          --
    Facilities relocation and
     corporate restructuring (Note 18)          --        3,933         --          --
                                           --------    --------    --------    --------
                                            206,715      95,146      53,185      14,818
                                           --------    --------    --------    --------
     Operating profit (loss)                 (2,001)    (11,590)     (3,852)         97
                                           --------    --------    --------    --------
Other income (expense):
    Interest expense                         (3,747)     (1,291)       (610)        (13)
    Other, net                               (2,214)       (394)        335        (295)
                                           --------    --------    --------    --------
                                             (5,961)     (1,685)       (275)       (308)
                                           --------    --------    --------    --------
     Loss before income taxes                (7,962)    (13,275)     (4,127)       (211)
Benefit from income taxes                     2,420       3,830         283         --
                                           --------    --------    --------    --------
     Loss from discontinued operations     $ (5,542)   $ (9,445)   $ (3,844)   $   (211)
                                           ========    ========    ========    ========

    Net current liabilities and non-current assets (liabilities) of discontinued operations consist of the following (in thousands):

                                                         December 31,
                                                      -------------------
                                                       1993          1994
                                                       -----         -----
    Current assets:
      Cash                                          $     561     $      22
      Receivables, less allowance
        for doubtful accounts                           1,725           167
      Inventories                                         804             1
      Other current assets                                253             9
                                                     --------      --------
        Total current assets                            3,343           199
                                                     --------      --------
    Current liabilities:
      Current portion of long-term debt                    (6)          --
      Current portion of capital leases
        due to leasing affiliate                         (288)          --
      Accounts payable                                 (2,479)          (18)
      Accrued salaries and wages                         (348)          --
      Other accrued expenses                           (3,022)       (4,791)
                                                     --------      --------
        Total current liabilities                      (6,143)       (4,809)
                                                     --------      --------
      Net current liabilities of discontinued
        operations                                  $  (2,800)    $  (4,610)
                                                     ========      ========
    Non-current assets:
      Properties, net                               $  24,962     $      45
      Other assets                                         72           --
                                                     --------      --------
        Total non-current assets                       25,034            45
                                                     --------      --------
    Non-current liabilities:
      Long-term debt                                      (12)          --
      Capitalized leases due to leasing affiliate        (227)          --
      Environmental and other liabilities              (3,113)       (1,405)
                                                     --------      --------
         Total non-current liabilities                 (3,352)       (1,405)
                                                     --------      --------
      Net non-current assets (liabilities) of
        discontinued operations                     $  21,682     $  (1,360)
                                                     ========      ========

(5) Restricted Cash

    The following is a summary of restricted cash (in thousands):

                                                         December 31,
                                                      -------------------
                                                       1993          1994
                                                       -----         -----
    Deposits securing letters of
      credit (a)                                    $  5,264      $   5,264
    Indemnity escrow account relating
      to sale of business (Note 4)                        --            750
                                                    --------       --------
                                                    $  5,264      $   6,014
                                                    ========       ========

    (a) Deposits secure outstanding letters of credit principally for the purpose of securing certain performance and other bonds.

(6) Marketable Securities

    The Company's marketable securities are stated at cost at December 31, 1993 and at fair value at December 31, 1994. The cost and fair value of the Company's marketable securities at December 31, 1993 and 1994, were as follows (in thousands):

                                   December 31, 1993    December 31, 1994
                                  ------------------   ------------------
                                              Fair                 Fair
                                    Cost      Value      Cost      Value
                                  --------   --------  --------   --------
    Equity securities             $  1,025   $  1,158  $     17   $     17
    Corporate debt securities(a)     9,610      9,729     9,430      9,083
    Debt securities issued by
      foreign governments              160        160        53         52
                                  --------   --------  --------   --------
                                  $ 10,795   $ 11,047  $  9,500   $  9,152
                                  ========   ========  ========   ========

    (a) Contractual maturity dates through 2006.

    During 1994 the Company realized a net loss from the sales of marketable securities of $135,000. As of December 31, 1994 the Company had a net unrealized loss of $226,000, net of tax benefit of $122,000.

(7) Properties

    The following is a summary of the components of properties, at cost (in thousands):

                                                          December 31,
                                                       -------------------
                                                       1993          1994
                                                       -----         -----
    Land                                            $   1,707     $   2,240
    Buildings and improvements                          1,241         1,176
    Machinery and equipment                            13,684        17,314
    Automotive equipment                                3,951         4,122
                                                     --------      --------
                                                       20,583        24,852
    Less accumulated depreciation                      13,355        13,931
                                                     --------      --------
                                                    $   7,228     $  10,921
                                                     ========      ========

(8) Unamortized Costs in Excess of Net Assets of Acquired Companies

    The following is a summary of the components of the unamortized costs in excess of net assets of acquired companies (in thousands):

                                                          December 31,
                                                       -------------------
                                                       1993          1994
                                                       -----         -----
    Costs in excess of net assets of acquired
      companies (Note 19)                           $     739     $   8,169
    Less accumulated amortization                         613           722
                                                     --------      --------
                                                    $     126     $   7,447
                                                     ========      ========

(9) Investments in Affiliates

    The Company had a $1,500,000 investment in the preferred stock of Chesapeake Insurance and Graniteville had a $2,500,000 investment in such preferred stock. During its quarter ended September 30, 1993 Chesapeake Insurance increased its reserve for insurance and reinsurance losses by $10,000,000 and as a result reduced the stockholder's equity of Chesapeake Insurance to a minimal amount. Chesapeake Insurance ceased writing insurance or reinsurance of any kind for periods commencing on or after October 1, 1993. As a result Chesapeake Insurance will not have any future operating cash flows and its remaining liabilities, including payment of claims on insurance previously written, will be liquidated with assets on hand. Accordingly, the preferred stock investment is not recoverable and the Company and Graniteville wrote off their investments in such stock during Transition 1993 since the decline in value was deemed to be other than temporary. This reduced equity in earnings of affiliates in Transition 1993 by $1,225,000 and $540,000 relating to Graniteville and CFC Holdings (the parent of Chesapeake Insurance), respectively.

    Investments in affiliates consisted of the following (in thousands):

                                                          December 31,
                                                       -------------------
                                                       1993          1994
                                                       -----         -----
    Graniteville                                    $  67,824     $  83,722
    CFC Holdings                                          387           273
                                                     --------      --------
                                                    $  68,211     $  83,995
                                                     ========      ========

    Equity in earnings of affiliates before income taxes on the ultimate distribution of earnings of affiliates of the Company, cumulative effect of changes in accounting principles and extraordinary charge consisted of the following (in thousands):

                                           Fiscal     Transition
                                            1993         1993         1994
                                            -----        -----        -----
     Graniteville                         $ 12,426    $   5,294    $  7,528
     CFC Holdings                             (265)        (805)       (114)
                                          --------     --------    --------
                                          $ 12,161    $   4,489    $  7,414
                                          ========     ========    ========

Graniteville

    Summary consolidated balance sheet information at December 31, 1993 and December 31, 1994 and summary consolidated income statement information for Fiscal 1993, Transition 1993 and December 31, 1994 for Graniteville are as follows (in thousands):

                                                          December 31,
                                                       -------------------
                                                       1993          1994
                                                       -----         -----
        Summary Consolidated Balance
         Sheet Information:
           Current assets                           $ 177,109     $ 182,894
           Properties, net                            117,950       130,537
           Note receivable from Triarc                 70,446        73,827
           Other assets                                 6,130        22,349
                                                     --------      --------
                                                    $ 371,635     $ 409,607
                                                     ========      ========
           Current liabilities                      $  58,630     $  62,635
           Long-term debt                             150,949       154,632
           Deferred income taxes                       21,934        23,308
           Other liabilities                            1,706         1,588
           Stockholders' equity                       138,416       167,444
                                                     --------      --------
                                                    $ 371,635     $ 409,607
                                                     ========      ========

                                           Fiscal     Transition
                                            1993         1993         1994
                                            -----        -----        -----
    Summary Consolidated Income
      Statement Information:
       Operating revenues                 $499,060    $ 448,867    $536,918
       Operating profit                     49,734       30,215      33,954
       Income before cumulative
         effect of changes in
         accounting principles              25,360       10,804      15,260
       Net income                           12,324       10,804      15,260

    Effective August 31, 1994 Triarc, which indirectly owned 51% of Graniteville, contributed 1% of its ownership of Graniteville to the Company, increasing the Company's ownership to 50%. The contribution, which amounted to $1,485,000, was recorded at Triarc's book value since such transaction was among a controlled group of companies.

    During 1994, in conjunction with the Merger (see Note 19), both Triarc and the Company assigned $6,884,000 of unamortized costs in excess of net assets of acquired companies to their respective investments in Graniteville.

    In Fiscal 1993 Graniteville adopted SFAS 109 and SFAS 106 with the cumulative effect of changes in accounting principles resulting in charges to Graniteville's consolidated statement of income amounting to $12,314,000 for SFAS 109 and $722,000, net of Graniteville's taxes of $429,000 for SFAS 106. The Company's equity, net of taxes of $434,000, in such cumulative effect, amounted to a charge of $5,954,000.

    The Company's investment in Graniteville's common stock is pledged as collateral for Triarc's guarantee of Graniteville's obligations under Graniteville's credit facility.


    Under its credit facility, Graniteville is permitted to pay dividends or make loans or advances to its stockholders, including the Company in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50,000,000 at the time of the payment (the outstanding principal balance was $61,000,000 as of December 31, 1994) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends to or make any loans or advances to the Company prior to December 31, 1995.
A cash dividend was received by the Company from its investment in Graniteville under its previous credit facility of $3,004,000, in the year ended February 28, 1993.

CFC Holdings

    The Company owns 5.4% of the outstanding common stock of CFC Holdings with the remaining 94.6% of such common stock owned by Triarc. CFC Holdings owns 100% of RC/Arby's Corporation ("RCAC", the principal subsidiaries of which are Arby's, Inc. ("Arby's") and Royal Crown Company, Inc.).

    The Company's equity in extraordinary charge relates to CFC Holdings and consisted of a charge in Fiscal 1993 of $348,000 due to the early extinguishment of debt.

(10) Income Taxes

    The benefit from (provision for) income taxes from continuing operations consisted of the following components (in thousands):

         >
                                           Fiscal     Transition
                                            1993         1993         1994
                                            ----         ----         -----
    Current:
     Federal                              $   (183)   $     --     $    --
     State                                    (227)         --          --
                                          --------     --------    --------
                                              (410)         --          --
                                          --------     --------    --------
    Deferred:
     Federal                                (1,291)       1,195         --
     State                                      30          --          --
                                          --------     --------    --------
                                            (1,261)       1,195         --
                                          --------     --------    --------
                                          $ (1,671)   $   1,195    $    --
                                          ========     ========    ========

    The current and non-current deferred income tax assets (liabilities) are as follows (in thousands):

                                                          December 31,
                                                       -------------------
                                                       1993          1994
                                                       -----         -----
      Current deferred tax assets:
        Litigation settlement reserve               $     332     $      77
        Reserve for losses on discontinued
          operations                                    1,841         4,999
        Accrued employee benefit costs                    790           430
        Allowance for doubtful accounts                   182            35
        Other                                             303            48
                                                     --------      --------
                                                        3,448         5,589
        Less valuation allowance                       (3,448)       (5,589)
                                                     --------      --------
                                                    $     --      $     --
                                                     ========      ========

      Non-current deferred tax assets
      (liabilities):
        Depreciation and other properties
          basis differences                         $  (8,014)    $  (2,938)
        Reserve for income tax contingencies
          and other tax matters                          (973)         (937)
        Original issue discount                         1,553         1,332
        Non-deductible insurance loss
         reserves paid to affiliate                     1,469         1,402
        Reserve for environmental costs                   930           527
        Alternative minimum tax, net
         operating loss and depletion
         carryforwards                                  7,303           --
        Other                                              47           614
                                                     --------      --------
                                                        2,315           --
        Less valuation allowance                       (2,315)          --
                                                     --------      --------
                                                    $     --      $     --
                                                     ========      ========

    The Company has provided a valuation allowance as management believes it is more likely than not that the deferred tax assets will not be realized on a Company stand alone basis. The principal remaining components of deferred tax assets are reserves for discontinued operations and estimated accruals not currently deductible for tax purposes. The Company believes that a valuation allowance is required against the remaining deferred tax assets as management is uncertain about the ultimate resolution of discontinued operations. The net valuation allowance decreased from the December 31, 1993 balance of $5,763,000 to the December 31, 1994 balance of $5,589,000 as a result of $440,000 of utilization of operating loss, depletion and tax credit carryforwards in 1994 offset by additional valuation allowances of (i) $144,000 established in purchase accounting for the Merger (see Note 19) recorded as "Goodwill" and (ii) $122,000 in connection with the unrealized loss associated with "available for sale" marketable securities (see Note 6).

    Deferred income tax (provision) benefit results from timing differences in the recognition of income and expenses for tax and financial statement purposes. The tax effect of the principal timing differences are as follows (such disclosure is not presented for Transition 1993 and 1994 as it is not required under SFAS 109) (in thousands):

                                                   Fiscal
                                                    1993
                                                   -------
        Gain on sale of marketable security       $ (2,040)
        Settlement of litigation                       442
        Book over tax depreciation                     339
        Other                                           (2)
                                                  --------
                                                  $ (1,261)
                                                  ========

      The difference between the reported benefit from (provision for) income taxes and a computed tax provision based on income from continuing operations before income taxes at the Federal statutory rate of 34.2% for Fiscal 1993 and 35% for Transition 1993 and 1994 is reconciled as follows (in thousands):

         >
                                           Fiscal     Transition
                                            1993         1993         1994
                                            -----        -----        -----
    Income taxes computed at Federal
     statutory tax rate                   $ (4,871)   $    (292)   $ (2,785)
    Decrease (increase) in Federal
     taxes from:
       Equity in earnings of
         affiliates                          3,308        1,571       2,595
       State taxes, net of Federal
         income tax benefit                   (130)         --          --
       Utilization of operating loss,
         depletion and tax credit
         carryforwards                         --           --          440
       Consulting Agreement (Note 18)          --           (80)        --
       Other, net                               22           (4)       (250)
                                          --------     --------    --------
                                          $ (1,671)   $   1,195    $    --
                                          ========     ========    ========

    The Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1986 through 1988. The Company has resolved all but one issue related to such audit at no significant cost to the Company. The Company is contesting the remaining open issue at the Appellate Division of the IRS. The IRS is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992 and has proposed certain adjustments, some of which will be contested by the Company. The amount and timing of any payments required as a result of (i) the remaining open issue from the 1986 through 1988 examination and (ii) the 1989 through 1992 examination cannot be determined. However, the Company believes that adequate aggregate provisions have been made in years prior to 1994 for any tax liabilities, including interest, that may result from such examinations and other tax matters.

(11) Long-term Debt
    Long-term debt consists of the following (in thousands):

                                                          December 31,
                                                       -------------------
                                                       1993          1994
                                                       -----         -----
    11 7/8% Senior Subordinated Debentures due
     February 1, 1998 payable $9,000 in 1995
     through 1997 through a sinking fund with
     the remaining $27,000 due February 1, 1998
     (less unamortized original issue discount
     of $4,203 and $3,003)                          $  58,797     $  50,997
    7% - 10% mortgage and equipment notes due
     1995 to 2003                                         506           476
    Other                                                 --            150
                                                     --------      --------
                                                       59,303        51,623
      Less current portion of long-term debt            9,045        51,056
                                                     --------      --------
                                                    $  50,258     $     567
                                                     ========      ========

    Aggregate annual maturities, including planned acceleration of payments not contractually required (see below), of long-term debt are as follows as of December 31, 1994 (in thousands):

           Year ended December 31,
             1995                                                 $  54,059
             Less unamortized original issue discount                 3,003
                                                                  ---------
                                                                     51,056
             1996                                                        65
             1997                                                        70
             1998                                                        77
             1999                                                        83
             Thereafter                                                 272
                                                                   --------
                                                                  $  51,623
                                                                   ========

    As discussed in Note 22 Public Gas Company ("Public Gas"), a 99.7% owned subsidiary which comprises the LP Gas business, has signed a letter of intent to merge with National Propane ("National Propane"), a wholly owned subsidiary of Triarc. In connection therewith, the Company intends to repurchase the Debentures ($45,000,000 outstanding principal amount as of February 28, 1995) prior to maturity during 1995. The Company anticipates financing such repurchase with collection of the Note due from Triarc ($26,538,000), the Company's available cash and marketable securities ($21,057,000 at February 28, 1995) and the remainder, if any, with advances from Triarc. Accordingly, the Company has classified all of the outstanding principal amount of the Debentures ($54,000,000 as of December 31, 1994), less unamortized original issue discount ($3,003,000 at December 31, 1994), as "Current portion of long-term debt".

    Under provisions of the indenture (the "Indenture") pursuant to which the Debentures were issued, the Company is not permitted to pay cash dividends as of December 31, 1994. The Company may, however, make loans or advances to Triarc and its subsidiaries.

    The Indenture contains a provision which limits to $100,000,000 the aggregate amount of specified kinds of indebtedness that the Company and its consolidated subsidiaries can incur. At December 31, 1994 such indebtedness was $51,623,000 resulting in allowable indebtedness of $48,377,000.

(12)  Fair Value of Financial Instruments

    The Company estimates that the carrying value of the Note (see Note 3) of $26,538,000 at December 31, 1993 and 1994 approximates fair value based upon estimated market prices for a security with a comparable maturity, interest rate and security of principal.

    At December 31, 1993 the Company's marketable securities were carried at cost of $10,795,000; the fair value of such securities was $11,047,000. In accordance with SFAS 115, the Company has adjusted its investments in marketable securities to their fair value of $9,152,000 as of December 31, 1994 based upon quoted market prices (see Notes 1 and 6).

    The fair values of the Debentures were approximately $5,500,000 and $2,500,000 higher than the respective carrying values of $58,797,000 and $50,997,000 (see Note 11) at December 31, 1993 and 1994, respectively, based on quoted market prices.

    The Company estimates that the carrying value of its promissory note receivable from RCAC of $6,550,000 (see Note 17) approximates fair value due to its recent issuance and relatively short maturity.

(13)  Stockholders' Equity

    As of December 31, 1994 Triarc owns 100% (71.1% prior to April 14,
1994 - see Note 19) of the Company's outstanding common stock, $1.00 par value per share, (the "Company Common Stock") and all of the convertible preferred stock. The Company had 490 issued and outstanding shares of preferred stock, 11,896,136 issued shares of common stock and 241,069 common shares in treasury from March 1, 1992 through April 14, 1994, the date of the Merger (see Note 19).

    In April 1994 the Company was recapitalized (the "Recapitalization") whereby all of its then authorized and issued preferred stock and common stock, including common stock held in treasury, were canceled and 1,000 shares of common stock, $1.00 par value, were authorized and issued. The net effect of the $1,000 of common stock issued and the cancellation of $24,000 of "Preferred stock", $11,896,000 of "Common stock" and $866,000 of "Treasury stock" aggregating $11,053,000 was credited to "Additional paid-in capital".

    Included in "Retained earnings (deficit)" at December 31, 1993 and 1994 are $7,696,000 and $15,110,000 of net undistributed earnings of unconsolidated affiliates, respectively.

(14)  Redemption of Subsidiary Preferred Stock

    On June 21, 1994 a subsidiary of the Company redeemed 70,369 shares of the subsidiary's $1.00 par value convertible preferred stock, representing all of the then issued and outstanding preferred shares of the subsidiary, at par value aggregating $704,000 plus $10,000 of accrued and unpaid dividends. The $665,000 excess of the $704,000 purchase price over the $39,000 carrying value of the stock was recorded as an addition to "Unamortized costs in excess of net assets of acquired companies". Prior to its redemption, the carrying value of such preferred stock was reported in "Other liabilities".

(15)  Lease Commitments

    The Company leases certain machinery, automotive and other equipment primarily from an indirect, wholly-owned subsidiary of Triarc under long-term lease obligations which are accounted for as capital leases in the accompanying consolidated balance sheets. The cost of properties under capital leases amounted to $1,029,000 and $911,000 at December 31, 1993 and 1994, respectively. The Company also leases office space under operating leases.

    The future minimum lease payments (net of sublease rentals which are not significant) under capital leases and operating leases with an initial noncancelable term in excess of one year, all of which relate to continuing operations, are as follows as of December 31, 1994 (in thousands):

                                                      Capital      Operating
                                                      Leases        Leases
                                                     ---------     ---------
      1995                                          $     225     $     320
      1996                                                117           166
      1997                                                 53            76
      1998                                                 23            36
      1999                                                --             27
      Thereafter                                          --              1
                                                     --------      --------
      Total minimum lease payments                        418     $     626
                                                                   ========
      Less interest                                        62
                                                     --------
      Present value of minimum capital
        lease payments included in "Other
        liabilities"                                $     356
                                                     ========

    Rental expense under operating leases in Fiscal 1993, Transition 1993 and 1994 was $485,000, $370,000 and $564,000, respectively, related to continuing operations and $1,527,000, $1,100,000 and $81,000, respectively related to discontinued operations.

(16)  Retirement and Incentive Compensation Plans

    Substantially all of the employees of the continuing and discontinued businesses are covered under the Company's 401(k) defined contribution plan or one of the multi-employer union plans to which the Company contributes.

    The defined contribution plan allows eligible employees to contribute up to 15% of their total earnings, subject to certain limitations. The Company makes a matching contribution for eligible employees of 25% of employee contributions up to the first 5% of an employee's compensation and an additional contribution equal to 1/4 of 1% of employee total earnings. Total contributions were $394,000 in Fiscal 1993, $133,000 in Transition 1993 and $66,000 in 1994 (of which $39,000, $36,000 and $47,000, respectively, was contributed by the continuing operations and $355,000, $97,000 and $19,000, respectively, was contributed by the discontinued operations).
    The Company provided defined benefit plans for employees of certain subsidiaries. All of the plans were frozen and terminated prior to Fiscal 1993. Substantially all of the gain on such reversions had previously been reflected through February 28, 1992 in accordance with SFAS 87. During Fiscal 1993 all remaining prepaid and accrued pension costs existing as of February 28, 1992 were eliminated resulting in a termination gain of $431,000.

    Under certain union contracts, the Company is required to make payments to the union pension funds based upon hours worked by the eligible employees. Payments to the funds amounted to $784,000 in Fiscal 1993, $536,000 in Transition 1993 and $102,000 in 1994 (of which $83,000, $68,000 and $72,000, respectively, was paid by the continuing operations and $701,000, $468,000 and $30,000, respectively, was paid by the discontinued operations). Information from the plan administrators of the funds is not available to permit the Company to determine its share of unfunded vested benefits, if any.

    During Transition 1993 Triarc granted stock options to certain key employees of the Company under Triarc's Amended and Restated 1993 Equity Participation Plan. Of such options 10,000 were granted at an option price of $20.00 that was lower than the fair market value of Triarc's Class A Common Stock at the date of grant of $31.75. The aggregate difference of $118,000 between the option price and the fair market value at the date of grant is being amortized to compensation expense over the applicable vesting period through 1998. Compensation expense resulting from the grants was $8,000 in Transition 1993 and $31,000 in 1994 (of which $2,000 and $18,000, respectively, was allocated to continuing operations and included in "Selling, general and administrative" and $6,000 and $13,000, respectively, was allocated to discontinued operations).

(17)  Transactions with Affiliates

    In March 1994, the Company purchased certain notes receivable for cash from Arby's for their face value of $1,190,000 plus $49,000 of accrued interest.

    In August 1994, the Company entered into a credit arrangement with RCAC and in accordance therewith received a promissory note from RCAC (the "RCAC Note") maturing in September 1995 pursuant to which the Company may lend up to $9,500,000. Loans under the promissory note bear interest at 11 7/8% per annum, payable quarterly. As of December 31, 1994, the Company had made loans under the RCAC Note of $6,550,000. Subsequent to December 31, 1994 the remaining $2,950,000 under the RCAC Note was loaned to RCAC. During 1994, $93,000 of interest income with respect to the RCAC Note was recorded of which $63,000 was received from RCAC.

    In September 1994, the Company received a demand promissory note from Triarc (the "Triarc Note") pursuant to which the Company may make loans to Triarc. Loans under the Triarc Note bear interest at the prime rate plus 1 1/4%. As of December 31, 1994 the Company had no loans outstanding under the Triarc Note; however, $3,500,000 was subsequently loaned to Triarc through March 31, 1995. During 1994, the Company received and recorded interest income of $23,000 with respect to 1994 loans repaid prior to December 31, 1994 under the Triarc Note.

    In Fiscal 1993, the Company increased its borrowings from Chesapeake Insurance by $8,400,000 to $14,043,000. The loans from Chesapeake Insurance were payable on demand and bore interest at an annual rate of 11 7/8%. On April 23, 1993 the Company paid in full such loans amounting to $14,426,000 including $383,000 of accrued interest to Chesapeake Insurance (see Note 3).

    Effective June 1, 1994, the Company entered into a letter agreement with Chesapeake Insurance with respect to $2,090,000 of past due insurance premiums. Such past due premiums relate to insurance coverage for the calendar years 1991 and 1992. Outstanding balances under the letter agreement bear interest at the prime rate. In accordance with the letter agreement the Company repaid $290,000 in 1994 and is required to repay $100,000 of principal plus interest quarterly through June 1999. The $400,000 current portion of such obligation is included in "Other accrued expenses" and the $1,400,000 long-term portion is included in "Other liabilities". The Company incurred and paid $88,000 of interest related thereto during 1994.

    The Company receives from Triarc certain management services including legal, accounting, tax, insurance, financial and other management services. The portion of these costs allocated to the Company under a management services agreement prior to the Change in Control (the "Former Management Services Agreement") was $2,033,000 in Fiscal 1993 and $557,000 in Transition 1993 (of which $264,000 and $92,000, respectively, was allocated to continuing operations and $1,769,000 and $465,000, respectively, was allocated to discontinued operations). Such costs were allocated to the Company by Triarc based first directly on the cost of the service provided and then, for those costs which could not be directly allocated, based upon the relative revenues and tangible assets of the affiliated companies. Management of the Company believes the cost of such services would have been higher if the Company had operated as an entity unaffiliated with Triarc. Effective April 23, 1993, the Company entered into a new management services agreement (the "New Management Services Agreement") with Triarc which revised the allocation method of these costs which can not be directly allocated. As revised, such costs are allocated based upon the relative sum of the greater of earnings before income taxes, depreciation and amortization and 10% of revenues. The portion of these costs allocated to the Company under the New Management Services Agreement was $2,699,000 in Transition 1993 (of which $447,000 was allocated to continuing operations and $2,252,000 was allocated to discontinued operations). Effective January 1, 1994 Triarc significantly curtailed the services provided to the Company due to the discontinuance of the majority of the Company's businesses and no longer charges the Company for management services. During 1994 National Propane commenced providing management services to the LP Gas operations, the Company's only continuing business (see the following discussion of the "National Management Services Agreement"). Management of the Company believes that such allocation method approximates the costs that would have been incurred if the Company had operated as an entity unaffiliated with Triarc. Additionally, the Company was allocated certain uncollectible amounts owed to Triarc for similar management services to certain former affiliates of the Company amounting to $1,781,000 in Fiscal 1993 and $150,000 in Transition 1993 (of which $232,000 and $25,000, respectively, was allocated to continuing operations and $1,549,000 and $125,000, respectively, was allocated to discontinued operations). These amounts were allocated to the Company principally on the same basis as the costs of the management services, an allocation method the management of the Company believes is reasonable. Such costs to the Company would have been lower if the Company had operated as an unaffiliated entity of Triarc to the extent the cost of such services would not have been incurred had services not been provided to the entities unable to pay. Such amounts are included in "Selling, general and administrative" and "Loss from discontinued operations, net of income taxes" in the accompanying consolidated statements of operations.

    Effective July 1, 1994, the Company entered into a management services agreement with National Propane (the "National Management Services Agreement"). The costs charged to the LP Gas operations include a proportionate share of (i) the amount National Propane is charged under its management services agreement with Triarc and (ii) National Propane's corporate administrative costs. Such allocation of the costs is based on the aggregate average of the ratio of the LP Gas business to the combined LP Gas business and National Propane for the following: (i) number of districts,
(ii) revenues, (iii) earnings before interest, taxes, depreciation, amortization and administrative costs, and (iv) gallons sold. The portion of these costs allocated to LP Gas under the National Management Services Agreement was $772,000 in 1994 (all of which was allocated to continuing
operations).   Management of the Company believes that such allocation method is reasonable and that the costs approximate those that would have been incurred if LP Gas had operated as an entity unaffiliated with National Propane. Such amount is included in "Selling, general and administrative" in the accompanying consolidated statement of operations.

    Until January 31, 1994 the Company, through Triarc, leased office space from a trust for the benefit of Victor Posner and his children (the "Posner Lease"). Rent allocated by Triarc to the Company amounted to $1,055,000 in Fiscal 1993 and $163,000 (which is net of a credit relating to prior years resulting from the decrease in rent noted below) in Transition 1993 (of which $137,000 and $27,000, respectively, was allocated to continuing operations and $918,000 and $136,000, respectively, was allocated to discontinued operations). Such amounts are included in "Selling, general and administrative" and "Loss from discontinued operations, net of income taxes" in the accompanying consolidated statements of operations. The Posner Lease, which would have expired in 1993, was renewed by Triarc and in accordance therewith in January 1993 rental expense was reduced by approximately 50% retroactive to October 1992. During Transition 1993, the Company also recorded a provision of $2,840,000 (of which $471,000 was allocated to continuing operations and $2,369,000 was allocated to discontinued operations) for its share of the remaining payments on the Posner Lease due to its cancellation effective January 31, 1994. Such amounts are included in "Selling, general and administrative" and "Loss from discontinued operations, net of income taxes" in the accompanying consolidated statement of operations. During Fiscal 1993 and Transition 1993 until April 23, 1993, the rent was allocated based on direct square footage utilized and the relative net revenues and tangible assets of the Company. Effective with the Change in Control the rent allocation method was changed and is now based solely on direct square footage utilized and the relative net revenues of the Company, a method management of the Company believes is reasonable. Had the Company not occupied space under Triarc's long-term lease obligation or been allocated rent for indirect usage, given the competitive rental market during the relevant periods, management of the Company believes that its rent costs on a stand alone basis would have been substantially lower through December 31, 1992.

    In addition, the Company incurred interest expense at 18% on unpaid balances due to Triarc for management services and rent under the Former Management Services Agreement of $652,000 in Fiscal 1993 and $(68,000) (which is net of a credit relating to prior years) in Transition 1993 (of which $85,000 and $(11,000), respectively, was allocated to continuing operations and $567,000 and $(57,000), respectively, was allocated to discontinued operations).

    Chesapeake Insurance provided certain insurance and reinsurance of certain risks to the Company until October 1993 at which time Chesapeake Insurance ceased writing all insurance and reinsurance. The net premium expense incurred was $10,688,000 in Fiscal 1993 and $9,791,000 in Transition 1993 (of which $1,064,000 and $969,000 respectively, was allocated to continuing operations and $9,624,000 and $8,822,000, respectively, was allocated to discontinued operations). In addition, Insurance and Risk Management, Inc., an affiliated company until April 23, 1993, acted as agent or broker in connection with insurance coverage obtained by the Company and also provided claims processing services. The commissions and payments incurred for such services were $488,000 in Fiscal 1993 and $50,000 in Transition 1993 (of which $49,000 and $8,000, respectively, was allocated to continuing operations and $439,000 and $42,000, respectively, was allocated to discontinued operations).

    The Company's machinery and automotive equipment under capital lease for the continuing and discontinued operations are leased from an indirect, wholly-owned subsidiary of Triarc. Interest charges on these lease obligations amounted to $3,156,000 in Fiscal 1993, $1,885,000 in Transition 1993 and $61,000 in 1994 (of which $72,000, $56,000 and $47,000, respectively, was allocated to continuing operations and $3,084,000, $1,829,000 and $14,000, respectively, was allocated to discontinued operations).

(18)  Significant Transition 1993 Charges

    The accompanying condensed consolidated statements of operations include the following significant charges recorded in Transition 1993 (in thousands):

    Estimated cost allocated to the Company by Triarc
      to terminate the lease on Triarc's existing
      corporate facilities                                  $  2,840
    Costs allocated to the Company by Triarc related
      to a five-year consulting agreement extending
      through April 1998 between Triarc and the
      former Vice Chairman of Triarc                           1,374
    Estimated cost to relocate the Company's corporate
      office                                                     500
                                                            --------
         Total facilities relocation and corporate
           restructuring charges (a)                           4,714  (1)
    Estimated cost allocated to the Company by Triarc for
      compensation paid to the Special Committee of
      the Board of Directors of Triarc (b)                       625  (2)
    Write-down of certain unprofitable properties (c)          8,000  (4)
    Income tax benefit relating to the above charges          (4,523) (3)
    Write-off of investment in Chesapeake Insurance
      (see Note 9)                                             1,500
    Loss on disposal of discontinued operations,
      without income tax benefit (see Note 4)                 13,910  (4)
    Provision for income tax contingencies and other
      income tax matters                                         600  (5)
    Equity in significant charges of affiliates, net
      of taxes (d)                                             4,025
    Cumulative effect of changes in accounting
      principles (see Note 9)                                 (7,515)
                                                            --------
                                                            $ 21,336
                                                            ========

    (1) $782,000 included in "Selling, general and administrative" of continuing operations and $3,932,000 included in "Loss from discontinued operations, net of income taxes."
    (2) $104,000 included in "Selling, general and administrative" of continuing operations and $521,000 included in "Loss from discontinued operations, net of income taxes."

    (3) $301,000 included in "Benefit from (provision for) income taxes" of continuing operations and $4,222,000 included in "Loss from discontinued operations, net of income taxes."

    (4) Included in "Loss from discontinued operations, net of income taxes."

    (5) $100,000 included in "Benefit from (provision for) income taxes" of continuing operations and $500,000 included in "Loss from discontinued operations, net of income taxes."

    (a) During Transition 1993 results of operations were significantly impacted by facilities relocation and corporate restructuring charges aggregating $4,714,000 consisting of $4,214,000 of charges allocated to the Company by Triarc: (i) estimated allocated cost of $2,840,000 to terminate the lease on Triarc's existing corporate facilities; (ii) total allocated costs of $1,374,000 relating to a five-year consulting agreement (the "Consulting Agreement") extending through April 1998 between Triarc and Steven Posner, the former Vice Chairman of Triarc and (iii) $500,000 of estimated direct costs to be incurred by the Company to relocate the Company's corporate office. All of such charges are related to the Change in Control described in Note 3. In connection with the Change in Control, Victor Posner and Steven Posner resigned as officers and directors of Triarc. In order to induce Steven Posner to resign, Triarc entered into the Consulting Agreement with him. The allocated cost related to the Consulting Agreement was recorded as a charge in Transition 1993 because the Consulting Agreement does not require any substantial services and the Company and Triarc do not expect to receive any services that will have substantial value to them. As a part the Change in Control, the Triarc Board of Directors was reconstituted. The first meeting of the reconstituted Triarc Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of Triarc and its subsidiaries operations and management structure, the Triarc Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (i) the strategic decision to manage Triarc in the future on a decentralized rather than on a centralized basis; (ii) the hiring of new executive officers for Triarc; (iii) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team and (iv) the relocation of Triarc and certain subsidiaries, including the Company's corporate headquarters. The Company's allocated cost to terminate the lease on Triarc's existing corporate facilities ($2,840,000) and the cost to relocate the Company's headquarters ($500,000) all stemmed from the decentralization and restructuring plan formally adopted at the April 24, 1993 meeting of the reconstituted Triarc Board of Directors and, accordingly, were recorded in Transition 1993.

    (b) In accordance with certain court proceedings and related settlements, five directors, including three court-appointed directors, were appointed in 1991 to serve on a special committee (the "Special Committee") of Triarc's Board of Directors. The Special Committee was empowered to review and pass on transactions between Triarc and Victor Posner, the then largest shareholder of Triarc, and his affiliates. The Company has been charged $625,000 as an allocation of the cash portion of a success fee payable to the Special Committee attributable to the Change in Control.

    (c) Represents write-downs in the carrying value of certain unprofitable properties reflecting their estimated impairment as a result of management's re-valuation of such assets.

    (d) The Company's equity in significant charges recorded in Transition 1993, which consisted of both direct charges and charges allocated by Triarc to Graniteville and CFC Holdings, is summarized as follows (in thousands):

                                                               CFC
                                               Graniteville Holdings    Total
                                               ------------ --------    -----
      Estimated cost allocated to the
       affiliates by Triarc to terminate
       the lease on Triarc's existing
       corporate headquarters (a)               $    790   $   382  $ 1,172
      Total cost allocated to the
       affiliates related to the
       Consulting Agreement (a)                      112        79      191
      Estimated cost allocated to
       the affiliates for compensation
       paid to the Special Committee (b)             813        97      910
      Affiliate's facilities relocation
       and corporate restructuring                   --        544      544
      Write-off of investment in Chesapeake
        Insurance                                  1,225       --     1,225
      Insurance loss reserves                        --        540      540
      Other                                          --        419      419
      Less income tax benefit on the
        above items                                 (577)     (399)    (976)
                                                 -------   -------  -------
                                                $  2,363   $ 1,662  $ 4,025
                                                 =======   =======  =======

(19)  Merger and Litigation Settlement

    In December 1990, a purported shareholder derivative suit (the "Ehrman Litigation") was brought against the Company's directors at that time and certain corporations, including Triarc, in the United States District Court for the Southern District of Florida (the "District Court"). On January 11, 1994 the District Court approved a settlement agreement (the "Settlement Agreement") with the plaintiff (the "Plaintiff") in the Ehrman Litigation.
On April 14, 1994 the Company's shareholders other than Triarc and its subsidiaries approved an agreement and plan of merger between the Company and Triarc (the "Merger") pursuant to which on that date a subsidiary of Triarc was merged into the Company in accordance with a transaction in which each holder of shares of Company Common Stock other than Triarc and its subsidiaries, aggregating a 28.9% minority interest in the Company, received in exchange for each share of Company Common Stock, 0.8 shares of Triarc's Class A common stock. Following the Merger, the Company became a wholly-owned subsidiary of Triarc and its subsidiaries. The Settlement Agreement also provides that Plaintiff's counsel and financial advisor fees of $1,250,000 and $50,000, respectively will be paid by Triarc and that Triarc would be responsible for other expenses relating to the issuance of Triarc common shares pursuant to the Merger. The Company had previously accrued such $1,300,000 in Fiscal 1993 and accrued additional expenses related to the settlement of the Ehrman Litigation of $400,000 and $1,200,000 in the first and second quarters of Transition 1993, respectively, since the Company originally anticipated it would be responsible for such fees and expenses. However, as previously indicated, the Settlement Agreement established that Triarc and not the Company was responsible for certain of these expenditures and, accordingly, the Company reversed $1,900,000 of previously accrued expenses in the third quarter of Transition 1993 which is included in "Other, net" in the consolidated statement of operations.

    The fair value as of April 14, 1994 of the 2,691,824 shares of Triarc's Class A common stock issued in the Merger aggregated $52,105,000 (the "Merger Consideration"), net of $3,750,000 of such consideration representing Ehrman Litigation settlement costs recorded by Triarc. The Merger was accounted for by Triarc in accordance with the purchase method of accounting. Triarc had an excess of $23,888,000 of Merger Consideration over Triarc's minority interest in the Company of $28,217,000. In accordance with the "push-down" method of accounting Triarc pushed down $17,004,000 of the excess to the Company to reflect in the Company's financial statements the increase in Triarc's basis in the Company (the remaining $6,884,000 of the excess was pushed down directly to Graniteville reflecting Triarc's increased basis in Graniteville relating to Triarc's 50% direct ownership therein). The Company assigned such $17,004,000 excess to its investment in Graniteville ($6,884,000), "Properties" ($4,255,000), investment in the NG&O business sold in August 1994 (see Note 4) ($2,455,000), "Net noncurrent liabilities of discontinued operations" ($2,425,000) and "Deferred income taxes" ($1,660,000) with the excess of $7,495,000 recorded as Goodwill. Pro forma unaudited condensed summary operating results of the Company giving effect to the Merger as if it had been consummated on March 1, 1993, are as follows (in thousands):

                                                    Transition
                                                       1993         1994
                                                       ----         ----
     Net sales                                       $  23,394    $ 28,110
     Operating profit                                    1,359       3,129
     Income from continuing operations before
       income taxes                                        263       7,760
     Benefit from income taxes                           1,195         --
     Income from continuing operations                   1,458       7,760

(20) Legal Matters

    As a result of certain environmental audits in 1991, the Company became aware of possible contamination by hydrocarbons and metals at certain sites of the Company's ice and cold storage operations of the former refrigeration business and has filed appropriate notifications with state environmental authorities and in 1994 completed a study of remediation at such sites. The Company has removed certain underground storage and other tanks at certain facilities of its refrigeration operations and has engaged in certain remediation in connection therewith. Such removal and environmental remediation involved a variety of remediation actions at various facilities of the Company located in a number of jurisdictions. Such remediation varied from site to site, ranging from testing of soil and groundwater for contamination, development of remediation plans and removal in some instances of certain contaminated soils. Remediation is required at thirteen sites which were sold to or leased for the purchaser of the ice operations (see
Note 4) including eight sites at which remediation has recently been completed or is ongoing. Such remediation is being made in conjunction with the purchaser who is responsible only for payments of up to $1,000,000 of such remediation costs, consisting of the first and third payments of $500,000. Remediation will also be required at seven cold storage sites which were sold to the purchaser of the cold storage operations (see Note 4). Such remediation is expected to commence in 1995 and will be made in conjunction with such purchaser who is responsible only for the first $1,250,000 of such costs. In addition, there are thirteen additional inactive properties of the former refrigeration business where remediation has been completed or is ongoing and which have either been sold or are held for sale separate from the sales of the ice and cold storage operations. Of these, four were remediated in 1994 at an aggregate cost of $484,000. Based on consultations with, and certain reports of, environmental consultants and others, the Company presently estimates that its cost of all of such remediation and/or removal will approximate $4,600,000 of which $1,500,000, $2,700,000 (including a 1994 reclassification of $500,000) and $400,000 were provided prior to Fiscal 1993, in Fiscal 1993 and in 1994, respectively. In connection therewith, the Company has incurred actual costs of $2,796,000 through December 31, 1994 and has a remaining accrual of $1,804,000, of which $1,404,000 is reported as "Environmental and other liabilities" and $400,000 is included in "Other accrued expenses" in the net current and non-current liabilities of the discontinued operations (see Note 4). Based on currently available information and the current reserve levels, the Company does not believe that the ultimate outcome of the remediation and/or removal will have a material adverse effect on its consolidated financial position or results of operations.

    In 1987 Graniteville was notified by the South Carolina Department of Health and Environmental Control ("DHEC") that it discovered certain contamination of Langley Pond near Graniteville, South Carolina and DHEC asserted that Graniteville may be one of the parties responsible for such contamination. In 1990 and 1991 Graniteville provided reports to DHEC summarizing its required study and investigation of the alleged pollution and its sources which concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects (i) on human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March 1994 DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. DHEC has requested the Company submit a proposal by mid April 1995 concerning periodic monitoring of sediment disposition in the pond and the Company plans on complying with this request. The Company is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given DHEC's recent conclusion and the absence of desirable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

    Graniteville owns a nine acre property in Aiken County, South Carolina (the "Vaucluse Landfill"), which was used as a landfill until 1973. The Vaucluse Landfill was operated jointly by Graniteville and Aiken County and may have received municipal waste and possibly industrial waste from Graniteville as well as sources other than Graniteville. In March 1990, a "Site Screening Investigation" was conducted by DHEC. In June 1992 Graniteville conducted its initial investigation. The United States Environmental Protection Agency conducted an Expanded Site Inspection (an "ESI") in January 1994 and Graniteville conducted a supplemental investigation in February 1994. In response to the ESI, DHEC has indicated its desire to have a remedial investigation of the Vaucluse Landfill and has verbally requested that Graniteville submit a proposal to DHEC outlining the parameters of such an investigation. Since the investigation has not yet commenced, Graniteville is currently unable to estimate the cost to remediate the landfill. Such cost could vary based on the actual parameters of the study. Based on currently available information, the Company does not believe that the outcome of this matter will have a material adverse effect on its consolidated results of operations or financial condition.

    The Company is also engaged in ordinary routine litigation incidental to the Company's business. The Company does not believe that the environmental matters referred to above, as well as such ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

(21)  Quarterly Information (Unaudited)

                                    Three months ended      One month
                                --------------------------    ended
                                 May 31   Aug. 31  Nov. 30   Dec. 31
                                 -------  -------  -------   -------
                                           (In thousands)
Transition 1993:
   Net sales                    $ 7,799   $ 5,308  $ 6,653  $ 3,634
   Income (loss) from
    continuing operations          (893)    2,233     (157)     847
   Loss from discontinued
    operations (see Note 4)      (9,423)      (22) (13,910)     --
   Cumulative effect of
    changes in accounting
    principles, net of
    taxes (see Note 1)            7,515       --       --       --
   Net income (loss)             (2,801)    2,211  (14,067)     847

                                         Three months ended
                                ------------------------------------
                                 Mar. 31  Jun. 30  Sept.30   Dec. 31
                                 -------  -------  -------  --------
                                           (In thousands)
1994:
   Net sales                    $ 9,823   $5,795   $5,134   $ 7,358
   Income from continuing
    operations                    3,990    1,347      714     1,909
   Net income                     3,990    1,347      714     1,909

(22)  Subsequent Event

      As set forth in Note 4, the Company's Board of Directors had previously authorized the sale of the LP Gas business. On March 31, 1995 Public Gas entered into a letter of intent with National Propane, whereby Public Gas will be merged with and into National Propane during the second quarter of 1995. In consideration thereof, the Company will receive a proportionate number of shares of common stock of the surviving corporation based upon the relative fair values of Public Gas and National Propane. Since the Company's voting interest will enable it to exert significant influence over the surviving corporation, the Company has continued to reflect the LP Gas business as a continuing operation.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

                               Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS

   The following table sets forth certain information regarding the directors and executive officers of SEPSCO, all of whom are U.S. citizens:

Name               Age  Positions
- ----               ---  ---------

Nelson Peltz        52  Chairman and Chief Executive Officer, and Director
Peter W. May        52  President and Chief Operating Officer, and Director
Leon Kalvaria       36  Vice Chairman, and Director
John L. Cohlan      37  Senior Vice President -- Corporate Finance
Joseph A. Levato    54  Executive Vice President and Chief Financial Officer
Francis T. McCarron 38  Senior Vice President -- Taxes
Fred H. Schaefer    50  Vice President and Chief Accounting Officer
Harold D. Kingsmore 62 President and Chief Executive Officer of Graniteville Ronald D. Paliughi 51 President and Chief Executive Officer
                        of National Propane and Public Gas

      Each of the persons identified above first became an officer and/or director of SEPSCO in April 1993, in connection with the Reorganization. Set forth below is certain additional information concerning the persons listed above.

      Nelson Peltz has been a director and Chairman of the Board and Chief Executive Officer of SEPSCO and of Triarc since April 23, 1993. Since April 23, 1993 he has also been a director and Chairman of the Board and Chief Executive Officer of certain of Triarc's other subsidiaries, including RCAC. Mr. Peltz has also been a director of National Propane Corporation, another Triarc subsidiary, since April 23, 1993, and from April 23, 1993 until January 1994 he was a director and Chairman of the Board and Chief Executive Officer of Wilson Brothers ("Wilson"), a company engaged in the specialty decoration of glass and ceramic items and the design, manufacture and servicing of overhead industrial cranes. He is also a general partner of DWG Acquisition, whose principal business is ownership of securities of Triarc. From its formation in January 1989 until April 23, 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group, Limited Partnership ("Trian"), which provided investment banking and management services for entities controlled by Mr. Peltz and Mr. May. From 1983 to December 1988, he was Chairman and Chief Executive Officer and a director of Triangle Industries, Inc. ("Triangle"), which, through wholly owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products. He was Chairman and Chief Executive Officer and a director of Avery, Inc. ("Avery") from prior to 1987 until October 1992. Until the October 1989 sale of Uniroyal Chemical Holding Company, Avery was primarily engaged in the manufacture and sale of specialty chemicals. From November 1989 through May 1992, Mr. Peltz was a director of Mountleigh Group plc, a British property trading and retailing company ("Mountleigh"). He served in various executive capacities, including Executive Chairman, of Mountleigh from November 1989 until October 1991.

      Peter W. May has been a director and President and Chief Operating Officer of SEPSCO and of Triarc since April 23, 1993. Since April 23, 1993 he has also been a director and President and Chief Operating Officer of certain of Triarc's other subsidiaries, including RCAC. Mr. May has also been a director of National Propane Corporation since April 23, 1993, and from April 23, 1993 until January 1994 he was a director and President and Chief Operating Officer of Wilson. He is also a general partner of DWG Acquisition. From its formation in January 1989 until April 23, 1993, Mr. May was President and Chief Operating Officer of Trian. He was President and Chief Operating Officer and a director of Triangle from 1983 until December 1988. Mr. May was President and Chief Operating Officer and a director of Avery from prior to 1987 until October 1992. From November 1989 through May 1992, Mr. May was a director of Mountleigh and he served as a Joint Managing Director of Mountleigh from November 1989 until October 1991. On April 29, 1993, Mr. May was also named a director of The Leslie Fay Companies, Inc. following its filing on April 5, 1993 for protection under Chapter 11 of the United States Bankruptcy Code.

      Leon Kalvaria has been a director and Vice Chairman of SEPSCO and of Triarc since April 23, 1993. Since April 23, 1993, he has also been a director and Vice Chairman of certain of Triarc's other subsidiaries, including RCAC. Mr. Kalvaria has also been a director of National Propane Corporation since April 23, 1993, and from April 23, 1993 until January 1994 he was a director and Vice Chairman of Wilson. Since January 1995, Mr. Kalvaria has been a limited partner of DWG Acquisition. He joined Trian in January 1991 and was Vice Chairman of Trian from April 1992 until April 23, 1993. Prior to joining Trian, Mr. Kalvaria was employed by CS First Boston, an investment banking firm ("First Boston"), for more than 10 years. Mr. Kalvaria was Managing Director of the Mergers and Acquisitions Department of First Boston from 1989 to 1991.

      John L. Cohlan has been Senior Vice President -- Corporate Finance of SEPSCO and of Triarc since January 1994. He has also been Senior Vice President -- Corporate Finance of certain of Triarc's other subsidiaries, including RCAC, since January 1994. Prior thereto, he had served as Senior Vice President -- Corporate Development of SEPSCO, Triarc and such subsidiaries since April 24, 1993. Before joining Triarc, he was a Senior Vice President of Trian from July 1992 until April 24, 1993. From January 1992 until May 1992, Mr. Cohlan was associated with Mountleigh. From 1989 until 1991, he was a principal of The Palmer Group, Inc., a firm specializing in corporate restructurings, particularly in the hotel industry. From 1987 until 1989, Mr. Cohlan was Vice President -- New Business Development of VMS Realty Partners, a real estate concern.

      Joseph A. Levato has been Executive Vice President and Chief Financial Officer of SEPSCO and of Triarc since April 24, 1993. He has also been Executive Vice President and Chief Financial Officer of certain of Triarc's other subsidiaries, including RCAC, since April 24, 1993. Prior thereto, he was Senior Vice President and Chief Financial Officer of Trian from January 1992 until April 24, 1993. From 1984 to January 1989, he served as Senior Vice President and Chief Financial Officer of Triangle and served as Senior Vice President and Chief Financial Officer of Avery from 1986 until 1989.

      Francis T. McCarron has been Senior Vice President -- Taxes of SEPSCO and Triarc since April 24, 1993. He has also been Senior Vice President -- Taxes of certain of Triarc's other subsidiaries, including RCAC and National Propane Corporation, since April 24, 1993. Prior thereto, he was Vice President -- Taxes of Trian from its formation in January 1989 until April 24, 1993. He joined Triangle in February 1987 and served as Director of Tax Planning & Research until January 1989. He also served as Vice President -- Taxes of Avery from 1989 until 1992.

      Fred H. Schaefer has been Vice President and Chief Accounting Officer of SEPSCO and of Triarc since April 24, 1993. He has also been Vice President and Chief Accounting Officer of certain of Triarc's other subsidiaries, including RCAC and National Propane Corporation, since April 24, 1993. Prior thereto, he was Vice President and Chief Accounting Officer of Trian from its formation in January 1989 until April 24, 1993. Mr. Schaefer joined Triangle in 1980 and served in various capacities in the accounting department, including Vice President -- Financial, until January 1989 and served as Vice President -- Financial Reporting of Avery from 1986 until 1992.

      Harold D. Kingsmore has been President and Chief Executive Officer of Graniteville since April 24, 1993. For more than five years prior thereto, he was Executive Vice President and Chief Operating Officer of Graniteville. He is a director of Palfed, Inc., a thrift institution. Mr. Kingsmore was a director of Triarc from 1988 until June 1993.

      Ronald D. Paliughi has been President and Chief Executive Officer of National Propane and Public Gas since April 24, 1993. He was engaged in private research and consulting services from 1992 until April 1993. During 1991, he served as a United States Army Officer in Operation Desert Storm. From 1987 to 1990, Mr. Paliughi was Senior Vice President -- Western Operations of AP Propane (AmeriGas), one of the largest LP gas companies in the United States and a subsidiary of UGI Corporation. During 1986, Mr. Paliughi was director of retail operations of CalGas Corporation, a division of Dillingham Corporation, the fourth largest LP gas company in the United States, and for more than 14 years prior thereto, he held various positions with Vangas, Inc., last serving as Senior Vice President -- General Manager.

      Each director has been elected to serve until the next annual meeting of SEPSCO's stockholders and until his successor is duly elected and qualified or until his prior death, resignation or removal.

      The term of office of each executive officer is until the organizational meeting of the SEPSCO's Board of Directors following the next annual meeting of SEPSCO's stockholders and until his successor is elected and qualified or until his prior death, resignation or removal.


COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

      Until the effective date of the Merger (April 14, 1994), SEPSCO and its directors, executive officers and persons who owned more than 10% of SEPSCO's common stock were required to comply with Section 16(a) of the 1934 Act.
Section 16(a) of the 1934 Act requires SEPSCO's directors, executive officers, and persons who own more than 10% of SEPSCO's common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"), and the PSE. Directors, executive officers and greater than ten percent shareowners are required by the SEC regulations to furnish SEPSCO with copies of all Forms 3, 4 and 5 they file.

      Based solely on SEPSCO's review of the copies of such forms it has received, or written representations from certain reporting persons that no Form 5s were required for these persons, SEPSCO believes that all its directors, executive officers, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to the period from January 1, 1994 until April 14, 1994.


ITEM 11.  Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

      A new chief executive officer of SEPSCO was elected in connection with the Reorganization, which was consummated on April 23, 1993. At the same time, SEPSCO's former chief executive officer and all other executive officers of the Company, other than Mr. Kingsmore and Mr. Coppersmith (who resigned as an officer and employee on August 10, 1993), ceased to be executive officers of SEPSCO and/or its subsidiaries and other new executive officers of SEPSCO were elected. Prior to such date, neither SEPSCO's new chief executive officer nor any of its other new executive officers received any compensation from SEPSCO or Triarc. Therefore, the only information with respect to annual salaries for Fiscal 1993 set forth in the Summary Compensation Table below is presented with respect to Mr. Kingsmore and Mr. Coppersmith. The Summary Compensation Table does set forth cash bonuses awarded during Fiscal 1993 and in respect of performance during 1993, as well as non-cash awards granted during Fiscal 1993 under Triarc's 1993 Equity Participation Plan (the "Equity Participation Plan") to SEPSCO's chief executive officer and to four of the other executive officers of SEPSCO and its subsidiaries who constituted SEPSCO's most highly compensated executive officers during Fiscal 1994. The individuals whose names appear in the Summary Compensation Table are sometimes referred to collectively as the "Named Officers." Messrs. Peltz, May and Kalvaria serve as directors and officers of Triarc and several of its subsidiaries, including the Company. All compensation set forth in the Summary Compensation Table for Messrs. Peltz, May and Kalvaria was paid by Triarc and represents amounts paid for services rendered to Triarc and its subsidiaries, including the Company. Mr. Levato serves as an officer of Triarc and several of its subsidiaries, including the Company. All compensation set forth in the Summary Compensation Table for Mr. Levato was paid by Triarc and represents amounts paid for services rendered to Triarc and its subsidiaries, including the Company. All compensation for Mr. Coppersmith was paid by SEPSCO; and Mr. Kingsmore was compensated by Graniteville. All non-cash awards granted to
any Named Officer were made by Triarc.   Additional information with respect
to the compensation arrangements for the new chief executive officer and the Named Officers is set forth below under " -- Employment Arrangements with Executive Officers."

                                                 SUMMARY COMPENSATION TABLE

                                 Annual Compensation                               Long-Term Compensation
                                --------------------                               ----------------------
                                                                        --------------------    --------------------------
                                                                               Awards                     Payouts
                                                                          -----------------           ---------------
                                                                                   Securities
                                                          Other        Restricted  Underlying                  All
Name and                                                 Annual           Stock     Options/      LTIP        Other
Principal                                             Compensation      Award(s)      SARs       Payouts  Compensation
Position             Period (1)  Salary($)  Bonus($)       ($)           (#)(2)     (#)(2)(3)      ($)         ($)
- ---------               ----      ------     ------      ------           -----     ---------     ----       ------
Nelson Peltz(4)          1994     1              ---   913,406(7)           ---    2,340,000        ---       ---
 Chairman and            TP       1              ---         ---            ---      675,000        ---       ---
 Chief Executive         1993     ---            ---         ---            ---          ---        ---       ---
 Officer of
 SEPSCO

Peter W. May(4)          1994     1              ---    97,019(8)           ---    1,560,000        ---       ---
 President and           TP       1              ---         ---            ---      450,000        ---       ---
 Chief Operating         1993     ---            ---         ---            ---          ---        ---       ---
 Officer of
 SEPSCO

Leon Kalvaria(4)         1994     500,000    725,000   409,294(9)           ---      430,000        ---  2,281(12)
 Vice Chairman           TP       333,3361,350,000(6)  520,181(9)           42,500   190,000        ---  1,088(12)
 of SEPSCO               1993     ---            ---         ---            ---          ---        ---      ---

Joseph A. Levato(4)      1994     306,250    315,000         (11)           ---       30,000        ---  2,281(12)
 Executive Vice          TP       200,000    350,000         (11)           25,000    80,000        ---    590(12)
 President and           1993     ---            ---         ---            ---          ---        ---      ---
 Chief Financial
 Officer of
 SEPSCO

Harold D. Kingsmore      1994     400,000    450,000         (11)           ---       22,000        ---  3,750(12)
 President and           TP       266,666    450,000         ---            ---       10,000        ---       ---
 Chief Executive         1993     300,000  1,300,000         (11)           50,000    50,000        ---       ---
 Officer of              1992     300,000    700,000         (11)           ---          ---        --- 11,903(12)
Graniteville

Jack Coppersmith(5)      1994     376,884        ---         ---            ---          ---        ---       ---
 Former Executive        TP       61,151         ---         ---            ---     25,000(5)       ---       ---
 Vice President          1993     236,715    350,000         (11)           ---          ---        ---       ---
 -- Operations
 of SEPSCO

(1) Information set forth opposite the letter "TP" relates to Transition 1993 (i.e., the ten month period ended December 31, 1993), while information set forth opposite 1994 relates to Fiscal 1994 (the twelve-month period ended December 31, 1994), the information set forth opposite 1993 relates to Fiscal 1993 (the twelve-month period ended February 28, 1993) and the information set forth opposite 1992 relates to Fiscal 1992 (the twelve-month period ended February 28, 1992).

(2) All restricted stock awards and stock option grants were made pursuant to the Equity Participation Plan. The restricted stock awards are described under " -- Employment Arrangements with Executive Officers -- Equity Participation Plan" below. Based upon the closing price of Triarc's Class A Common Stock on the New York Stock Exchange, the principal market for Triarc's Class A Common Stock since November 17, 1993 ("NYSE"), of $11.75 on December 30, 1994 (the last trading day of Fiscal 1994), the number and value of the aggregate restricted stock holdings of the Named Officers are as follows: Mr. Kalvaria -- 42,500 shares with a value of $499,375; Mr. Levato -- 25,000 shares with a value of $293,750; and Mr. Kingsmore -- 50,000 shares with a value of $587,000. The option grants awarded in respect of Fiscal 1994 are described below under " -- Options Granted In Respect of Fiscal 1994." All other option grants are described in footnote 3 below.

(3) The options granted in respect of Transition 1993 were awarded on two occasions. On April 24, 1993, the following options (the "April Options") were granted: Mr. Peltz was awarded options to purchase 600,000 shares of Triarc's Class A Common Stock; Mr. May was granted options to purchase 400,000 shares of Triarc's Class A Common Stock; Mr. Kalvaria was awarded options to purchase 150,000 shares of Triarc's Class A Common Stock; each of Mr. Kingsmore and Mr. Levato was awarded options to purchase 50,000 shares of Triarc's Class A Common Stock; and Mr. Coppersmith was awarded options to purchase 25,000 shares of Triarc's Class A Common Stock. Each April Option has an exercise price of $18.00 per share, which exercise price is equal to the closing price of Triarc's Class A Common Stock on the American Stock Exchange, (the principal market for Triarc's Class A Common Stock until November 17,
      1993), on April 27, 1993, the first day of trading after the options were granted. The April Options expire on April 24, 2003.

            In addition to the April Options, on March 1, 1994 additional options (the "March Options") were granted to the following, in each case in respect of performance during Transition 1993: Mr. Peltz was awarded options to purchase 75,000 shares of Triarc's Class A Common Stock; Mr. May was granted options to purchase 50,000 shares of Triarc's Class A Common Stock; Mr. Kalvaria was awarded options to purchase 40,000 shares of Triarc's Class A Common Stock; Mr. Levato was awarded options to purchase 30,000 shares of Triarc's Class A Common Stock; and Mr. Kingsmore was awarded options to purchase 30,000 shares of Triarc's Class A Common Stock. Each March Option has an exercise price of $21.00 per share, which exercise price is equal to the closing price of Triarc's Class A Common Stock on the NYSE on the grant date. The March Options expire on March 1, 2004.

            One-third of each April Option and one-third of each March Option granted to the Named Officers other than Mr. Kingsmore will vest on each of the first, second and third anniversaries of the dates of their respective grants, and each such option will be exercisable at any time between the date of vesting and the tenth anniversary of the dates of their respective grants. One-third of the April Option and one-third of the March Option granted to Mr. Kingsmore will vest on each of the third, fourth and fifth anniversaries of the dates of their respective grants, and each such option will be exercisable at any time between the date of vesting and the tenth anniversary of the dates of their respective grants.

(4) Was not elected to be a director and/or executive officer of SEPSCO until Transition 1993, and therefore did not receive any amount of compensation during Fiscal 1993.

(5) Mr. Coppersmith resigned as an officer and employee of SEPSCO, effective August 10, 1993, and as a result, forfeited his options.

(6) Includes a discretionary bonus in the amount of $800,000 awarded on April 24, 1993 in respect of services rendered in connection with the Refinancing and Reorganization. See " -- Employment Arrangements with Executive Officers," below.

(7) Includes relocations costs of $736,872 in 1994 and $176,534 for charges relating to use of corporate aircraft.

(8)   Represents charges relating to use of corporate aircraft.

(9) Includes relocation costs of $396,096 and $519,323, in 1994 and 1993, respectively.

(10) Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

(11) Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

(12) Represents amounts contributed to 401(k) plans by Triarc and subsidiaries on behalf of the Named Officer.

(13) Represents distributions under the Graniteville Company Retirement Savings Plan.


EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

NELSON PELTZ AND PETER W. MAY

      Since the Reorganization, Nelson Peltz and Peter W. May have been serving Triarc as its Chairman and Chief Executive Officer and its President and Chief Operating Officer, respectively, and each of them currently is receiving an annual base salary of $1.00. In addition, Messrs. Peltz and May participate in the incentive compensation and welfare and benefit plans made available to Triarc's corporate officers, including the Equity Participation Plan described below.

      In April 1994, the Compensation Committee of Triarc's Board of Directors approved, subject to approval by Triarc's stockholders of appropriate amendments to the Equity Participation Plan (which amendments were approved by Triarc's stockholders on June 9, 1994), the grant of "performance stock options" for an aggregate of 3,500,000 shares of Triarc's Class A Common Stock to Messrs. Peltz and May. These options were granted in lieu of base salary, annual performance bonuses and long term compensation for s six-year period commencing April 1993. For additional information regarding the terms of the "performance stock options," see "Options Granted in Respect of Fiscal 1994" below.

LEON KALVARIA

      Since the Reorganization, Leon Kalvaria has been serving Triarc as its Vice Chairman and is currently receiving an annual base salary of $500,000. Effective November 1, 1993, Mr. Kalvaria entered into an employment agreement with Triarc (the "Kalvaria Employment Agreement") having an initial term which expires on December 31, 1996 but which automatically extends for successive three year periods on January 1 of each year, commencing January 1, 1995, unless, not later than one year preceding the date of any such extension, either party notifies the other that it does not wish to have the term so extended. The Kalvaria Employment Agreement provides for an annual salary of $500,000. In addition, the Kalvaria Employment Agreement provides that Mr. Kalvaria will be entitled to receive a bonus payment in each full calendar year of the agreement, commencing in 1994, in an amount not less than the amount by which the salary and other cash payments made to him during such year pursuant to any long or short-term management incentive plan is less than $800,000. The Kalvaria Employment Agreement also provides that if Mr. Kalvaria dies during the term of the agreement, his legal representative will be entitled to receive from Triarc an amount calculated at an annual rate of $800,000 for the remaining term of the agreement if Triarc had been able to procure, at a reasonable rate, term insurance on Mr. Kalvaria's life to pay such obligation, or, if Triarc had not been able to procure such insurance, an amount calculated at the annual rate of $800,000 for the three-month period following Mr. Kalvaria's death. Triarc has obtained such insurance to fund this obligation through the year 2000 at an annual premium of approximately $3,000. The Kalvaria Employment Agreement also provides that if Triarc terminates the agreement as a result of Mr. Kalvaria becoming disabled, Triarc will continue to pay Mr. Kalvaria at the annual rate of $800,000 for an eighteen month period following such termination. Pursuant to the Kalvaria Employment Agreement, if Mr. Kalvaria's employment with Triarc terminates for any reason other than for cause (as defined in the Kalvaria Employment Agreement), all restricted stock awards granted to Mr. Kalvaria (which are described below) will immediately vest in their entirety and all stock options granted to Mr. Kalvaria will vest immediately in their entirety and remain exercisable for a period of one year following the date of such termination. In addition, if Mr. Kalvaria's employment terminates for any reason other than for cause, certain "performance stock options" granted to Mr. Kalvaria will immediately vest in their entirety and will remain exercisable for a period of 90 days following the date of such termination. For additional information regarding the terms of such "performance stock options," see "Options Granted In Respect of Fiscal 1994" below.

      Triarc and Mr. Kalvaria are parties to an agreement (the "Relocation Agreement") pursuant to which Mr. Kalvaria relocated to Florida in 1993 in order to work in Triarc's offices which were then located in West Palm Beach. In addition to providing certain standard relocation benefits, pursuant to the Relocation Agreement, Triarc guaranteed a $3 million bank loan (the "Bank Loan") secured by a first mortgage on Mr. Kalvaria's new Florida residence (the "Florida Property"), and Triarc made loans aggregating $500,000 to Mr. Kalvaria in connection with his purchase of the Florida Property. In connection with the June 1994 relocation of Triarc's corporate headquarters to New York City, Triarc agreed to reimburse Mr. Kalvaria for the costs incurred by him (including certain expenses relating to his New York apartment) as well as for certain tax effects of such relocation payments. Furthermore, in connection with the 1994 relocation, Triarc entered into an agreement with a relocation company with respect to the sale of the Florida Property. Pursuant to that agreement, title to the Florida Property was transferred to the relocation company, Mr. Kalvaria received from the relocation company an amount in cash equal to his equity in the Florida Property and the relocation company assumed responsibility for the sale of the Florida Property. In connection therewith, Triarc agreed to pay approximately $30,000 per month (including amounts with respect to interest on the Bank Loan and on the advance by the relocation company of Mr. Kalvaria's equity in the Florida Property) to the relocation company to maintain the Florida Property until it was sold. In February 1995, the Florida Property was sold to an unaffiliated party at a profit (which Triarc retained), and Triarc was released from its guarantee of the Bank Loan. In connection with such sale, Triarc paid a sales commission and relocation company fees of approximately $230,000, all of which was paid out of the sale proceeds.

HAROLD D. KINGSMORE

      On April 24, 1993, Graniteville and Harold D. Kingsmore entered into an employment agreement (the "Kingsmore Employment Agreement") providing for Mr. Kingsmore's employment as President and Chief Executive Officer of Graniteville. The term of the agreement commenced May 1, 1993 and will continue (unless otherwise terminated as provided in the Kingsmore Employment Agreement) until December 31, 1996, subject to renewal for an additional three years unless either party notifies the other that it does not wish to renew.

      Pursuant to the Kingsmore Employment Agreement, Mr. Kingsmore receives an annual base salary of $400,000. Mr. Kingsmore also will be eligible to receive an annual cash incentive bonus under Graniteville's annual cash incentive plan (described in Triarc's 10-K), cash compensation under Graniteville's mid-term cash incentive plan (described in Triarc's 10-K) and additional compensation under the Equity Participation Plan. To compensate for the fact that no distribution will be made under the mid-term plan until completion of the first three year performance cycle, the Kingsmore Employment Agreement provides that Mr. Kingsmore was to receive cash compensation of at least $850,000 with respect to his services during 1994 and will receive cash compensation of at least $850,000 with respect to his services during 1995, in each case, exclusive of any accrual with respect to such years under the mid-term plan. Mr. Kingsmore's annual base salary will be reviewed annually for possible increase, but not decrease, by Graniteville's Board of Directors.


EQUITY PARTICIPATION PLAN

      The Equity Participation Plan was adopted on April 24, 1993, amended on April 21, 1994, and, as amended, was approved by Triarc's shareholders on June 9, 1994. It expires by its terms on April 24, 1998. The plan provides for the grant of options to purchase Triarc's Class A Common Stock, tandem stock appreciation rights ("SARs"), restricted shares of Triarc's Class A Common Stock, and, to non-employee directors of Triarc, at their option, shares of Triarc's Class A Common Stock in lieu of annual retainer fees and/or Triarc's Board of Directors or committee meeting attendance fees that would otherwise be payable in cash. Directors, selected officers and key employees of, and key consultants to, Triarc and its subsidiaries, including SEPSCO, are eligible to participate in the plan. The plan is being administered by the Compensation Committee of the Board of Directors of Triarc, which will determine from time to time to grant options, SARs and restricted stock.

      On April 24, 1993, the following awards (each, an "April RSA") were made under the Equity Participation Plan: Mr. Kalvaria was granted 30,000 restricted shares of Triarc's Class A Common Stock; Mr. Levato was granted 25,000 restricted shares of Triarc's Class A Common Stock; and Mr. Kingsmore was granted 50,000 restricted shares of Triarc's Class A Common Stock. In addition, on March 1, 1994, additional 12,500 restricted shares of Triarc's Class A Common Stock (each, a "March RSA") were granted to Mr. Kalvaria in respect of his performance during Transition 1993 and to incentivize his future performances. All of the April RSAs will vest on December 31, 1996, and all of the March RSAs will vest on January 1, 1997.

MISCELLANEOUS

      Messrs. Kingsmore and Kalvaria are entitled pursuant to their respective employment agreements to participate in other long-term compensation and life insurance, disability and medical plans made generally available to senior officers of Graniteville and Triarc, respectively. Mr. Kingsmore will also be provided the use of a car and other customary benefits during the term of his employment agreement. Pursuant to Triarc's employment-related relocation policy, which is applicable to each of the Named Officers and other senior officers of Triarc, an officer's compensation will be increased to the extent necessary to cause all employment-related relocation expenses to be fully reimbursed on a "after tax" basis.

      Mr. Coppersmith resigned as an officer and employee of SEPSCO effective August 10, 1993 and entered into a consulting agreement with SEPSCO pursuant to which he will render consulting services on a part-time basis for a fee of $30,000 per month until May 1, 1995. At the end of the consulting period, Mr. Coppersmith may receive a discretionary bonus based upon the value of the services rendered by him.

OPTIONS GRANTED IN RESPECT OF FISCAL 1994

      The following table sets forth certain information with respect to options to purchase shares of Triarc's Class A Common Stock granted to the Named Officers in respect of Fiscal 1994. No tandem or freestanding SARs were granted to any of the Named Officers, and no stock options were exercised by any Named Officer during Fiscal 1994.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                       Individual Grants                     Grant Date Value
                       ----------------                      ----------------
                             % of Total
                               Options
                              Granted to
                  Number of   Employees   Exercise                  Grant
                  Securities       in        or                      Date
                  Underlying   Respect of  Base                     Present
                 Options/SARs    Fiscal   Price     Expiration      Value
Name                Granted(#)   1994     ($/Sh)       Date        ($)(1)
- ----             -------------  -------   -----     ---------   ------------
Nelson Peltz       2,100,000(2)   45%     20.125     4/21/04    19,187,175(3)
                     240,000(4)           10.750    11/30/04     1,503,350
Peter W. May       1,400,000(2)   30%     20.125     4/21/04    12,791,450(3)
                     160,000(4)           10.750    11/30/04     1,002,240
Leon Kalvaria        350,000(2)    8%     20.125     4/21/04     3,197,862(3)
                      80,000(4)           10.750    11/30/04       501,110
Joseph A. Levato      30,000(4)    *      10.750    11/30/04       187,919
Harold D. Kingsmore   22,000(4)    1%     10.750    11/30/04       133,799

- --------------

*     Less than 1%

(1) Except with respect to the performance stock options (see footnote 3 below), these values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used in the calculations:

      (a) assumed option term of 7.5 years;
      (b) stock price volatility factor of 0.4432;
      (c) 7.5% annual discount rate;
      (d) no dividend payment; and
      (e) 3% discount to Black-Scholes ratio for each year an option remains unvested.

(2) These performance stock options were granted on April 21, 1994 and have an exercise price equal to the closing price of Triarc's Class A Common Stock on the NYSE on the grant date. The options vest and become exercisable as follows: if the closing price of a share of Triarc's Class A Common Stock is at least $27.1875 per share for 20 out of 30 consecutive trading days ending on or prior to March 30, 1999, each option will vest and become exercisable as to one-third of the shares subject to the option; if the closing price of a share of Triarc's Class A Common Stock is at least $36.25 per share for 20 out of 30 consecutive trading days ending on or prior to March 30, 2000, each option will vest and become exercisable as to one-third of the shares subject to the option; and if the closing price of a share of Triarc's Class A Common Stock is at least $45.3125 per share for 20 out of 30 consecutive trading days ending on or prior to March 30, 2001, each option will vest and become exercisable as to one-third of the shares subject to the option. In addition to early vesting in the event such closing price levels are attained, each such option will also vest and become exercisable after 9 years and 6 months even if Triarc's Class A Common Stock does not so appreciate. These options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

(3) These values were calculated using the Binomial Option Pricing Model, which provides a better methodology for developing a present value for performance stock options than the Black-Scholes Model. The options will become exercisable and have actual value to the executive only if the performance criteria are achieved. The actual value, if any, that any executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Binomial Option Pricing Model. The following assumptions were used in the calculations:

            (a)  assumed option term of 7.5 years;
            (b)  stock price volatility factor of 0.4758;
            (c)  6.5% annual discount rate; and
            (d)  no dividend payment.

(4) These options were granted on November 30, 1994 and have an exercise price equal to the closing price of Triarc's Class A Common Stock on the NYSE on the grant date. One-third of the options granted to the Named Officers other than Mr. Kingsmore vested on the date of the grant, and one-third of the options granted will vest on each of the first and second anniversaries of the date of grant. One-third of the options granted to Mr. Kingsmore will vest on each of the first, second and third anniversaries of the date of grant. The options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

OPTION VALUES AT END OF FISCAL 1994

      The following table sets forth certain information concerning the value at the end of Fiscal 1994 of unexercised in-the-money options to purchase shares of Triarc's Class A Common Stock granted to the Named Officers and outstanding as of the end of Fiscal 1994. No SARs have been granted to any of the Named Officers.


                                             Number of
                                             Securities        Value of
                                             Underlying        unexercised
                                             Unexercised       In-the-Money
                                             Options           Options
                                             at Fiscal 1994    at Fiscal 1994
                Shares                       End(#)            End ($)(1)
                Acquired on    Value         Exercisable/      Exercisable/
   Name         Exercise(#)    Realized($)   Unexercisable     Unexercisable
   ----         -----------    -----------   -------------     --------------
Nelson Peltz         -0-         -0-        280,000/2,735,00   80,000/160,000
Peter W. May         -0-         -0-       186,666/1,823,334   53,333/106,667
Leon Kalvaria        -0-         -0-        76,667/  543,333   26,667/ 53,333
Joseph A. Levato     -0-         -0-        26,667/   83,333    10,000/20,000
Harold D. Kingsmore  -0-         -0-           -0-/   82,000       -0-/22,000

- -------------

(1) On December 30, 1994, the last trading day of Fiscal 1994, the closing price of Triarc's Class A Common Stock on the NYSE was $11.75.

COMPENSATION OF DIRECTORS

      No director of SEPSCO currently receives any compensation for serving as a director of SEPSCO.

ITEM 12.  Security Ownership Of Certain Beneficial Owners And Management.

      All of the issued and outstanding shares of common stock of SEPSCO are directly owned by Triarc. The Board of Directors of Triarc consists of thirteen directors. For information regarding certain arrangements and undertakings with respect to the composition of the Board of Directors of Triarc, see Triarc's 10-K.

      The following table sets forth the beneficial ownership as of March 31, 1995 by each person known by SEPSCO to be the beneficial owner of more than 5% of the outstanding shares of Triarc's Class A Common Stock (constituting the only class of voting capital stock of Triarc).

                                       Amount and
Name and Address of                      Nature                     Percent
Beneficial Owner                    of Ownership(1)                 of Class
- -----------------                   ------------------              --------
DWG Acquisition....................  5,982,867 shares(4)               25.0%
  1201 North Market Street
  Wilmington, DE 19801
Nelson Peltz.......................  6,514,867 shares(2)(3)(4)(6)      26.7%
  900 Third Avenue
  New York, NY 10022
Peter W. May.......................  6,346,333 shares(2)(4)(7)          26.2%
  900 Third Avenue
  New York, NY 10022
Leon Kalvaria......................   182,500 shares(5)                   *
  900 Third Avenue
  New York, NY 10022
- ----------

*     Less than 1%

(1) Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

(2) Includes 5,982,867 shares held by DWG Acquisition of which Mr. Peltz and Mr. May are the sole general partners. Effective January 1, 1995, Mr. Kalvaria was admitted as a limited partner of DWG Acquisition and as such will receive 5% of the net profits realized by DWG Acquisition from the sale of the Triarc shares owned by DWG Acquisition, determined in accordance with the partnership agreement of DWG Acquisition.

(3) Includes 100 shares owned by Mr. Peltz's minor son, as to which Mr. Peltz disclaims beneficial ownership.

(4) On April 23, 1993, DWG Acquisition acquired 5,982,867 shares of Triarc's Class A Common Stock from the Posner Entities, for an aggregate purchase price of $71,794,404 (the "Purchase Price"). In addition, as part of the Reorganization on April 23, 1993, Triarc exchanged the remaining 5,982,866 shares of Triarc common stock owned by the Posner Entities for an equal number of shares of Triarc's non-voting, cumulative convertible redeemable preferred stock, par value $.10 per share ("Triarc's Redeemable Convertible Preferred Stock"), having a stated value of $12.00 per share or an aggregate stated value of $71,794,392. On January 10, 1995, such shares of Triarc's Redeemable Convertible Preferred Stock were converted into 4,985,722 shares of Triarc's non-voting Class B Common Stock. For additional information regarding this conversion, see "Item 1. Business -- Introduction -- Posner Settlement" in Triarc's 10-K.

      The Company is informed that DWG Acquisition has pledged an aggregate of 5,075,000 shares of Triarc's Class A Common Stock (the "Pledged Shares") to two financial institutions on behalf of Messrs. Peltz and May to secure certain loans made to them by such financial institutions in connection with the Equity Transactions; the loan documentation in connection with such loans contains customary provisions concerning the maturity of the loans and other provisions with respect thereto and with respect to the Pledged Shares.

(5) Represents 42,500 restricted shares granted under the Equity Participation Plan and options to purchase 140,000 shares of Triarc's Class A Common Stock which have vested or will vest within 60 days of March 31, 1995. Effective January 1, 1995, Mr. Kalvaria was admitted as a limited partner of DWG Acquisition and as such will receive a percentage of the net profits realized by DWG Acquisition from the sale of the Triarc shares owned by DWG Acquisition, determined in accordance with the partnership agreement of DWG Acquisition.

(6) Includes options to purchase 505,000 shares of Triarc's Class A Common Stock which have vested or will vest within 60 days of March 31, 1995.

(7) Includes options to purchase 336,666 shares of Triarc's Class A Common Stock which have vested or will vest within 60 days of March 31, 1995.

      The foregoing table does not include the 5,997,622 shares of Triarc's non-voting Class B Common Stock owned by Victor Posner and his affiliates. The shares of Triarc's Class B Common Stock can be converted without restriction into an equal number of shares of Triarc's Class A Common Stock following a transfer to a non-affiliate of Victor Posner. Triarc has certain rights of first refusal if such shares are sold to an unaffiliated third party. If the 5,997,622 currently outstanding shares of Triarc's Class B Common Stock were converted into shares of Triarc's Class A Common Stock, such shares would constitute approximately 20.1% of the then outstanding shares of Triarc's Class A Common Stock. Except for the arrangements relating to the Pledged Shares described in note (4) to the foregoing table, there are no arrangements known to SEPSCO the operation of which may at a subsequent date result in a change in control of Triarc and therefore a change in control of SEPSCO.

      Except for (a) the shares of Triarc stock beneficially owned by the Named Officers, which share ownerships are set forth in this Item 12 above,
(b) 42,500 restricted shares of Triarc's Class A Common Stock awarded to Mr. Kalvaria, (c) 12,500 restricted shares of Triarc's Class A Common Stock awarded to Mr. Cohlan, (d) 25,000 restricted shares of Triarc's Class A Common Stock awarded to Mr. Levato and (e) options to purchase shares of Triarc's Class A Common Stock held by the Named Officers (which shares and options are described above), no director or executive officer of SEPSCO beneficially owns any equity securities of SEPSCO or Triarc.


ITEM 13. Certain Relationships And Related Transactions.

CERTAIN TRANSACTIONS IN CONNECTION WITH THE REORGANIZATION

      During Fiscal 1994, Triarc and its subsidiaries (including SEPSCO) engaged in transactions with certain corporations which at that time might have been deemed to be controlled by Victor Posner and which might have been deemed to be affiliates of Triarc and its subsidiaries (including SEPSCO) until the Reorganization (the "Former Affiliates").

      Until January 31, 1994, Triarc leased approximately 297,000 square feet at 6917 Collins Avenue, Miami Beach, Florida (the "Leased Space") from Victor Posner Trust No. 6, a trust created for the benefit of Victor Posner and his children (the "Landlord"), pursuant to a master commercial lease agreement dated as of April 1, 1983 (the "Lease"). In Fiscal 1993, the Leased Space, which constituted approximately 98% of the space in such building, was used primarily for the corporate offices of Triarc, certain of its subsidiaries and certain of the Former Affiliates. Also included in the Leased Space were apartments which were used from time to time on an "as needed" basis by Triarc, its subsidiaries, and the Former Affiliates for accommodations for persons visiting such corporate offices. During the twelve month period ended April 30, 1993 ("Triarc Fiscal 1993"), $5,790,000 of the cost of the Leased Space was borne by Triarc and its subsidiaries, and $826,000 was charged to the Former Affiliates. Approximately $436,000 of the amounts charged to certain of the Former Affiliates during Triarc Fiscal 1993 which such Former Affiliates were unable to pay was reserved and reallocated among Triarc and its subsidiaries and the other participants under the Former Management Services Agreements, of which approximately $380,000 was borne by Triarc and its subsidiaries.

      In connection with the Reorganization, the Landlord and Triarc entered into a Lease Modification and Extension Agreement (the "Lease Modification"). The Lease Modification provided, among other things, for an extension of the lease for a period of four years commencing on April 1, 1993 and ending on March 31, 1997 and for a reduction in the annual amount of base rent retroactive to October 1, 1992 to the lesser of $14.00 per rentable square foot or an aggregate of $4 million per annum. In addition, the Lease Modification provided for a reduction in the amount charged for inside and outside parking associated with the building, the elimination of any charges or fees on account of furniture and fixtures used in the apartments described above and the elimination of any obligation to restore the premises at the end of the term of the extended Lease. The Lease Modification also provided that the Landlord may, on nine months" notice to Triarc, terminate the Lease, and that Triarc may, on six months" notice to the Landlord, terminate the Lease upon payment to the Landlord of a single payment (the "Early Termination Payment") equal to all of the base rent which would otherwise be payable for the balance of the extended term, without discount, plus additional rent due through the date of such early termination, less any amounts then owed by Landlord to Triarc, and, that thereafter Triarc and subsidiaries shall be released from any further obligations under the Lease Modification. Pursuant to the Lease Modification, all outstanding rent obligations for the Leased Space, aggregating approximately $20,638,000, were settled on April 23, 1993 for $11,738,000, resulting in a rent reduction credit of approximately $8,900,000. Aggregate rent payments of approximately $2.9 million were made by Triarc in respect of the Leased Space during the eight month transition period from May 1, 1993 until December 31, 1993 ("Triarc Transition 1993"). In July 1993, Triarc gave notice of termination of the Lease effective January 31, 1994. Because Landlord and Triarc were unable to agree upon the precise amount of the Early Termination Payment, the parties extended the time for payment of the Early Termination Payment to December 1994. In connection with such extension, the parties agreed that the amount to be paid in respect of the Early Termination Payment would bear interest from February 1, 1994 until paid at the prime or base reference rate of Citibank. In Triarc Fiscal 1993, Triarc recorded a charge of approximately $13,000,000 to provide for the remaining payments on the lease subsequent to its cancellation. As part of the settlement with Victor Posner and certain of his affiliates, including the Landlord, Triarc issued 1,011,900 shares of Triarc's Class B Common Stock as consideration for the settlement of, among other things, amounts due under the Lease Modification.

CERTAIN OTHER TRANSACTIONS

      Triarc subleases through January 31, 1996 from an affiliate of Messrs. Peltz and May approximately 26,800 square feet of furnished office space in New York, New York owned by an unaffiliated third party. In addition, until October 1993 Triarc also sublet from another affiliate of Messrs. Peltz and May approximately 32,000 square feet of office space in West Palm Beach, Florida owned by an unaffiliated landlord. Subsequent to October 1993, Triarc assumed the lease for approximately 17,000 square feet of the office space in West Palm Beach which expires in February 2000. The sublease for the other approximate 15,000 square feet in West Palm Beach expired in September 1994. The aggregate amounts paid by Triarc during Transition 1993 and 1994 with respect to affiliates of Messrs. Peltz and May for such subleases, including operating expenses and net of amounts received by Triarc for sublease of a portion of such space of ($238,000 and $358,000, respectively) were $1,510,000 and $1,620,000 respectively, which are less than the aggregate amounts such affiliates paid to the unaffiliated landlords but represent amounts Triarc believes it would pay to an unaffiliated third party for similar improved office space. Messrs. Peltz and May have guaranteed to the unaffiliated landlords the payment of rent for the 17,000 square feet of office space in West Palm Beach and the New York office space. In June 1994 Triarc decided to centralize its corporate offices in New York City. In connection therewith, Triarc subleased the remaining 17,000 square feet in West Palm Beach to an unaffiliated third party in August 1994.

      Triangle Aircraft Service Corporation ("TASCO"), a company owned by Messrs. Peltz and May, owns certain aircraft and from August 1992 until September 30, 1993 made such aircraft available to Triarc and its subsidiaries for a fee which was in accordance with Federal Aviation Administration regulations applicable to non-charter carriers. On October 1, 1993, Triarc and TASCO entered into an agreement, which agreement was amended as of September 30, 1994 (the "September 1994 Amendment"), pursuant to which Triarc is leasing TASCO's aircraft on a "dry lease" basis (i.e., Triarc pays an aggregate annual rent of $1,800,000 ($2,200,000 prior to the September 1994 Amendment) to TASCO and pays the operating expenses of the aircraft directly to unaffiliated third parties). During Fiscal 1994, Triarc and its subsidiaries paid $2,100,000 to TASCO pursuant to this agreement. In addition, pursuant to the September 1994 Amendment, Triarc agreed, in lieu of certain fees it would have incurred under the original agreement, to pay certain costs required to make one of the leased aircraft "airworthy" in connection with the sale of such aircraft to a third party and to pay certain other fees related to such sale. Such costs and fees in the aggregate were approximately $130,000.

      Effective as of August 31, 1994, GS Holdings, Inc., a wholly-owned subsidiary of Triarc, contributed to the capital of the Company 1% of the outstanding shares of common stock of Graniteville. As a result of such transfer, SEPSCO and GS Holdings, Inc. each hold 50% of the outstanding shares of common stock of Graniteville.

      Until February 1994, an affiliate of Messrs. Peltz and May leased an apartment in New York City. Commencing June 1, 1993, such apartment was used by executives of Triarc and in connection therewith, in Transition 1993, Triarc reimbursed such affiliate approximately $28,000 for rent for the apartment in Fiscal 1994.

      In connection with the Reorganization, SEPSCO and Triarc entered into the New Management Services Agreement, which provides for a revised allocation method for those costs which cannot be directly allocated. As revised, such costs will be allocated based upon the relative sum of the greater of the earnings before income taxes, depreciation and amortization of all the Triarc subsidiaries that have entered into the New Management Services agreement and 10% of revenues of such subsidiaries. Management of SEPSCO believes that such allocation method is reasonable. In connection with the Discontinued Operations Plan, Triarc ceased providing any significant services to SEPSCO, and therefore, effective as of January 1, 1994, Triarc stopped allocating any costs to SEPSCO under the New Management Services Agreement.

      Effective July 1, 1994, Public Gas entered into a Management Services Agreement (the "Agreement") with National Propane whereby National Propane provides to Public Gas management services including, but not limited to, legal, accounting, finance, tax, risk management, information technology, benefits design and administration, and general business operations. In consideration for providing these services, National Propane receives a fee equal to the expenses incurred by National Propane in managing Public Gas and National Propane's business, allocated between National Propane and Public Gas based on their relative proportions of the total number of districts, total revenue, total gallons sold, and total earnings before interest, taxes, depreciation, amortization and administrative expenses. Fees paid to National Propane pursuant to the Agreement for the six month period ending December 31, 1994 were $772,000 and are projected to be approximately $1,800,000 for the fiscal year ending December 31, 1995.

      In December 1994, SEPSCO sold substantially all of the remaining assets of its cold storage operations of its refrigeration business segment to a management-led buyout group. In addition, in February 1995, SEPSCO sold to a member of its management team the stock of HOG. For additional information regarding these transactions, see "Item 1. Business -- General -- Discontinued Operations" above.

      In March 1995, SEPSCO entered into the MSA with the Management Service Provider, a corporation controlled by two former members of SEPSCO's management. For additional information regarding this transaction, see "Item
1.  Business -- General -- Discontinued Operations" above.

      For certain transactions involving Mr. Kalvaria, see "Item 11. Executive Compensation -- Employment Arrangements with Executive Officers -- Leon Kalvaria."

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)

      1.    Financial Statements:

            See Index to Financial Statements (Item 8)

      2.    Financial Statement Schedules:

                                    None.

      3.    Exhibits:

            Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at c/o Triarc Companies, Inc., 900 Third Avenue, New York, New York 10022.

            2.1 Agreement and Plan of Merger dated as of November 22, 1993 among Southeastern Public Service Company ("SEPSCO"), Triarc Companies, Inc. ("Triarc") and SEPSCO Merger Corporation, incorporated herein by reference to Exhibit
                  2.1 to SEPSCO's Definitive Proxy Statement, filed pursuant to Regulation 14A on March 11, 1994 (SEC file #1-4351).

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

            3.3 Certificate of Merger merging SEPSCO Merger Corporation into SEPSCO, incorporated herein by reference to Exhibit
                  3.3 to SEPSCO's Quarterly Report on Form 10Q for the quarterly period ended September 30, 1994 (See file # 1-
                  4351).

            3.3   By-Laws of SEPSCO, incorporated herein by reference to
                  Exhibit 3.3 to SEPSCO's Current Report on Form 8-K dated April 6, 1995 (SEC file #1-4351).

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

            10.5 Management Services Agreement, dated as of November 15, 1994, between National Propane Corporation and Public Gas Company, incorporated herein by reference to Exhibit 10.5 to SEPSCO's Current Report on Form 8-K dated April 6, 1995 (SEC file #1-4351).

            10.6 Management Services Agreement, dated as of January 1, 1995, by and between SEPSCO and Management Providers, Inc., incorporated herein by reference to Exhibit 10.6 to SEPSCO's Current Report on Form 8-K dated April 6, 1995 (SEC file #1-4351).

            21.1  Subsidiaries of the Registrant.*

            27.1 Financial Data Schedule for the fiscal year ended December 31, 1994, submitted to the Securities and Exchange Commission in electronic format.
- -------------
*being filed herewith


(B)   Reports on Form 8-K:

      During the quarterly period from October 1, 1994 to December 31, 1994, the registrant did not file any reports on Form 8-K.

(D)   Financial Statements:

      Consolidated financial statements of Graniteville Company for the year ended February 28, 1993, and the ten month period from March 1, 1993 to January 2, 1994, and for the year ended January 1, 1995.

      Financial statements, independent auditors report and a report of independent certified public accountants with respect to Graniteville Company are included immediately following Exhibit 21.1.

                                 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           SOUTHEASTERN PUBLIC SERVICE COMPANY
           (Registrant)

                                            By: NELSON PELTZ
                                               Nelson Peltz
Dated:  April 13, 1995                      Chairman and Chief
                                            Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of April, 1995 by the following persons on behalf of the registrant in the capacities indicated.

    Signature                Titles

   NELSON PELTZ            Chairman and Chief Executive
   (Nelson Peltz)          Officer, and Director
                           (Principal Executive Officer)


   PETER W. MAY            President and Chief Operating
   (Peter W. May)          Officer, and Director
                           (Principal Operating Officer)

   LEON KALVARIA           Vice Chairman and Director
   (Leon Kalvaria)


   JOSEPH A. LEVATO        Executive Vice President and
   (Joseph A. Levato)      Chief Financial Officer
                           (Principal Financial Officer)

   FRED H.SCHAEFER         Vice President and Chief
   (Fred H. Schaefer)      Accounting Officer
                           (Principal Accounting Officer)

PAGE

                                                         Exhibit 21.1

            SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                       Subsidiaries of the Registrant
                               March 30, 1995


      The subsidiaries of Southeastern Public Service Company, their respective states or jurisdictions of organization and the names under which such subsidiaries do business are as follows:

                                                      State or Jurisdiction
                                                      Under which Organized

   Crystal Ice & Cold Storage, Inc.                    Delaware
   PGC Holdings, Inc.                                  Delaware
     Public Gas Company (formerly Southeastern
     Propane Gas Company)                               Florida
   Royal Palm Ice Company                               Florida
   Southeastern Gas Company                            Delaware
     Geotec Engineers, Inc.                          West Virginia

GRANITEVILLE COMPANY AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 1, 1995

INDEPENDENT AUDITORS' REPORT
- ----------------------------


To the Board of Directors
0Graniteville Company
Graniteville, South Carolina:

         We have audited the accompanying consolidated balance sheet of Graniteville Company (a South Carolina corporation and an indirect wholly-owned subsidiary of Triarc Companies, Inc.) and Subsidiaries as of January 1, 1995, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graniteville Company and Subsidiaries as of January 1, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the consolidated financial statements for the year ended January 1, 1995 taken as a whole. Schedule II is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule is the responsibility of the Company's management. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements for the year ended January 1, 1995 taken as a whole.


DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 16, 1995 (except
with respect to the matter
discussed in Note 8, as
to which the date is
March 22, 1995).

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
- ---------------------------------------------------


To the Board of Directors and Stockholders,
    GRANITEVILLE COMPANY:

         We have audited the accompanying consolidated balance sheet of Graniteville Company (a South Carolina corporation and 49% owned by
Southeastern Public Service Company and 51% owned by Triarc Companies, Inc.) and subsidiaries as of January 2, 1994, and the related consolidated statements of income and retained earnings and cash flows for the year ended February 28, 1993 and for the ten month period ended January 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graniteville Company and subsidiaries as of January 2, 1994, and the results of their operations and their cash flows for the year ended February 28, 1993 and for the ten month period ended January 2, 1994, in conformity with generally accepted accounting principles.

         As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions effective March 2, 1992.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II for the year ended February 28, 1993 and for the ten month period ended January 2, 1994 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                   ARTHUR ANDERSEN LLP

Columbia, South Carolina,
   February 25, 1994.

                    GRANITEVILLE COMPANY AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                                      January       January
                                                      2, 1994       1, 1995
                                                      -------       -------
                                                         (In thousands)
                ASSETS
Current assets:
   Cash                                              $  2,324      $  4,094
   Receivables, net (Notes 1 and 8)                    84,489        94,287
   Inventories (Note 1, 4 and 8)                       89,052        82,798
   Other current assets                                 1,244         1,715
                                                     --------      --------
        Total current assets                          177,109       182,894
                                                     --------      --------
Properties, at cost (Notes 3, 6 and 8)                178,937       203,285
Less accumulated depreciation and amortization         60,987        72,748
                                                     --------      --------
                                                      117,950       130,537
                                                     --------      --------
Note receivable from Triarc (including accrued
   interest) (Notes 2 and 8)                           70,446        73,827
Investment in affiliate (Note 12)                         --          6,794
Cost in excess of net assets acquired
   (Notes 1 and 3)                                        --         10,825
Other assets                                            6,130         4,730
                                                     --------      --------
                                                     $371,635      $409,607
                                                     ========      ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 8)        $ 12,174        16,541
   Accounts payable                                    24,621        24,951
   Accrued salaries and wages (Note 15)                 5,271         3,418
   Deferred income taxes (Notes 1 and 7)                6,506         7,288
   Other current liabilities                           10,058        10,437
                                                     --------      --------
        Total current liabilities                      58,630        62,635
Long-term debt (Notes 2 and 8)                        150,949       154,632
Deferred income taxes (Notes 1 and 7)                  21,934        23,308
Other liabilities (Note 10)                             1,706         1,588
                                                     --------      --------
                                                      233,219       242,163
                                                     --------      --------

Commitments and contingencies (Notes 9, 13 and 19)

Stockholders' equity (Note 8):
   Common stock, $5.00 par value; 10,000,000 shares
    authorized; 4,984,045 shares issued and
    outstanding                                        24,920        24,920
   Additional paid-in capital (Note 3)                 41,712        55,480
   Retained earnings                                   71,784        87,044
                                                     --------      --------
        Total stockholders' equity                    138,416       167,444
                                                     --------      --------
                                                     $371,635      $409,607
                                                     ========      ========

        See accompanying notes to consolidated financial statements.

                    GRANITEVILLE COMPANY AND SUBSIDIARIES
           Consolidated Statements of Income and Retained Earnings
                                                       Ten months
                                            Year ended    ended   Year ended
                                             February    January    January
                                             28, 1993    2, 1994    1, 1995
                                             --------   --------    -------
                                                     (In thousands)
Operating revenues                           $499,060  $448,867    $536,918
                                             --------  --------    --------
Operating costs and expenses:
   Cost of sales                              402,190   369,132     450,964
   Depreciation and amortization               10,379    11,067      14,073
   General and administrative
    expenses (Notes 11, 15 and 16)             34,902    36,610      37,927
   Facilities relocation and corporate
    restructuring charges (Notes 14
    and 16)                                     1,855     1,843         --
                                             --------  --------    --------
                                              449,326   418,652     502,964
                                             --------  --------    --------
     Operating profit                          49,734    30,215      33,954
                                             --------  --------    --------
Other expenses (income):
   Interest expense                             9,282    12,024      15,976
   Interest income                               (199)      (79)       (142)
   Interest income from Triarc (Note 2)           --     (4,452)     (6,713)
   Loss on investment in Chesapeake
    Insurance Company Limited (Note 11)           --      2,500         --
   Equity in loss of affiliate (Note 12)          --        --          573
   Other, net                                     (41)     (520)       (765)
                                             --------  --------    --------
                                                9,042     9,473       8,929
                                             --------  --------    --------
    Income before income taxes and
      cumulative effect of accounting
      changes                                  40,692    20,742      25,025

Provision for income taxes                     15,332     9,938       9,765
                                             --------  --------    --------
    Income before cumulative effect of
      changes in accounting principles         25,360    10,804      15,260

Cumulative effect of changes in accounting
   principles (Note 5)                        (13,036)      --          --
                                             --------  --------    --------
    Net income                                 12,324    10,804      15,260

Retained earnings at beginning of period       54,788    60,980      71,784
    Cash dividends on common stock             (6,132)      --          --
                                             --------  --------    --------
Retained earnings at end of period           $ 60,980  $ 71,784    $ 87,044
                                             ========  ========    ========

        See accompanying notes to consolidated financial statements.

                    GRANITEVILLE COMPANY AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                                      Ten months
                                          Year ended     ended   Year ended
                                           February     January    January
                                           28, 1993     2, 1994    1, 1995
                                           --------    --------   --------
                                                    (In thousands)
Cash flows from operating activities:
 Net income                                 $ 12,324   $  10,804   $ 15,260
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization             10,379      11,067     14,073
    Amortization of deferred financing
      costs                                      --          893      1,465
    Provision for deferred income
      taxes, net of accounting changes         3,142       1,584        462
    Provision for doubtful accounts            1,421         999       (211)
    Interest income from Triarc
      capitalized and not collected              --       (3,846)    (3,380)
    Equity in loss of affiliate                  --          --         573
    Loss on investment in Chesapeake
      Insurance Company Limited                   --       2,500        --
    Cumulative effect of changes in
      accounting principles                   13,036         --         --
    Other, net                                    71        (464)      (699)
    Decrease (increase) in:
      Receivables                            (34,682)    (20,025)    (9,586)
      Inventories                             (3,476)     (7,902)     6,254
      Other current assets                      (237)       (196)      (471)
    Increase (decrease) in:
      Accounts payable                         1,368        (129)       331
      Other current liabilities                3,928         697     (1,476)
      Other liabilities                          429          80       (118)
                                            --------    --------   --------
           Net cash provided by (used in)
             operating activities              7,703      (3,938)    22,477
                                            --------    --------   --------
Cash flows from investing activities:
   Capital expenditures                       (9,731)    (22,599)   (22,645)
   Advance to Triarc                             --      (66,600)       --
   Proceeds from sales of properties             508         540      1,641
   Investment in affiliate                       --          --      (7,368)
   Other, net                                    236         112        118
                                            --------    --------  ---------
           Net cash used in investing
             activities                       (8,987)    (88,547)   (28,254)
                                            --------    --------  ---------
Cash flows from financing activities:
    Decrease in short-term borrowings         (1,959)        --         --
    Repayments of long-term debt              (8,478)    (69,810)   (12,740)
    Additions to long-term debt               18,750     169,384     20,470
    Payment of dividends on common stock      (6,132)        --         --
    Increase in deferred financing costs        (500)     (6,000)      (183)
                                            --------    --------   --------
           Net cash provided by
             financing activities              1,681      93,574      7,547
                                            --------    --------   --------
Net increase in cash                             397       1,089      1,770

Cash at beginning of period                      838       1,235      2,324
                                            --------   --------    --------
Cash at end of period                       $  1,235   $   2,324   $  4,094
                                            ========   ========    ========

Supplemental disclosures of cash flow
 information:

    Cash paid during the period for:

      Interest                              $  9,334   $  11,183   $ 14,526
                                            ========    ========   ========
      Income taxes                          $  8,105   $   9,301   $  6,419
                                            ========    ========   ========

Supplemental schedule of non-cash
   investing and financing activities:

      Total capital expenditures            $ 10,075   $  23,443   $ 22,965
      Capital expenditures financed by
        capital leases                          (344)       (844)      (320)
                                            --------    --------   --------
                                            $  9,731   $  22,599   $ 22,645
                                            ========    ========   ========


    In April 1994 the Company's ultimate parent, Triarc Companies, Inc. ("Triarc"), acquired the 28.9% minority interest in its subsidiary and the 50% owner of the Company, Southeastern Public Service Company ("SEPSCO") that it did not already own through the issuance of its common stock. As discussed further in Note 3 to the accompanying consolidated financial statements, $13,768,000 of Triarc's excess of cost over the carrying value of the minority interest acquired was pushed down to the Company. Due to its noncash nature, such pushdown has not been reflected in the consolidated statement of cash flows for the year ended January 1, 1995.







        See accompanying notes to consolidated financial statements.

                    GRANITEVILLE COMPANY AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                               January 1, 1995

(1) Summary of Significant Accounting Policies

    Basis of Presentation


    As of April 14, 1994, Graniteville Company ("the Company") became an indirect wholly-owned subsidiary of Triarc Companies, Inc. (referred to herein as "Triarc" and, collectively with its subsidiaries, "Triarc Companies"). Prior to that date, the Company was a 51% owned subsidiary of Triarc and 49% owned by Southeastern Public Service Company ("SEPSCO"). SEPSCO is a wholly-owned subsidiary of Triarc (71.1% owned prior to April 14, 1994) (see Note 3).

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, C. H. Patrick & Co., Inc. ("C. H. Patrick") and Graniteville International Sales, Inc. ("Graniteville International"), an inactive corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

    Fiscal Year/Change in Fiscal Year

    On October 27, 1993, the Board of Directors of Triarc approved a change in Triarc's fiscal year from a fiscal year ending April 30 to a calendar year ending December 31 effective for the transition period ending December 31, 1993. The fiscal years of all of Triarc's subsidiaries which did not end on December 31 were also so changed. Accordingly, the Company has adopted a 52-53 week period ending on the Sunday nearest the last day of December. As used herein, "Fiscal 1993" refers to the year (52 weeks) ended February 28, 1993, "Transition 1993" refers to the ten month period (44 weeks) ended January 2, 1994, and "Calendar 1994" refers to the year (52 weeks) ended January 1, 1995.

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

    Amortization of Deferred Financing Costs

    Deferred financing costs are being amortized as interest expense over the life of the respective debt using the interest method. Unamortized deferred financing costs are included in "Other assets" in the accompanying consolidated balance sheets.

    Cost in Excess of Net Assets Acquired

    Cost in excess of net assets acquired ("Goodwill") is being amortized on the straight-line basis over 30 years. Amortization expense in Calendar 1994 was $208,000 (none in Fiscal 1993 or Transition 1993). Accumulated amortization was $208,000 at January 1, 1995.

    Derivative Financial Instruments

    The Company is a party to an interest rate swap agreement entered into as a hedge against the interest rate exposure of certain floating rate debt. The amounts to be paid or received under such agreement are accrued consistent with the terms of the agreement and are included in interest expense. Other gains and losses implicit in such agreement are not recognized currently but deferred over the life of the agreement. Such nonrecognition is consistent with the nonrecognition of generally offsetting gains and losses on the underlying hedged debt obligation.

    Research and Development

    Research and development costs are expensed during the year in which the costs are incurred and amounted to $1,198,000 in Fiscal 1993, $1,064,000 in Transition 1993 and $1,368,000 in Calendar 1994.

    Income Taxes

    The Company files a consolidated Federal income tax return with Triarc effective April 14, 1994.

    The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

    Revenue Recognition

    The Company records revenues principally when inventory is shipped. The Company also records revenues to a lesser extent (14%, 17% and 15% in Fiscal 1993, Transition 1993 and Calendar 1994, respectively) on a bill and hold basis under which the goods are complete, packaged and ready for shipment; such goods are effectively segregated from inventory which is available for sale; the risks of ownership of the goods have passed to the customer; and such underlying customer orders are supported by written confirmation.

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

    Major Customer

    Sales to a group of customers under common control totaled approximately 14%, 11% and 11% of the Company's sales in Fiscal 1993, Transition 1993 and Calendar 1994, respectively. No other customer or similar group accounted for more than 10% of the Company's sales in such periods.

    Reclassifications

    Certain amounts included in the prior years' consolidated financial statements have been reclassified to conform with the current year's presentation.

(2) Change in Control and the Triarc Reorganization

    On April 23, 1993, DWG Acquisition Group, L.P. ("DWG Acquisition"), a newly formed limited partnership controlled by Nelson Peltz and Peter W. May, acquired control of Triarc from Victor Posner ("Posner"), the former Chairman and Chief Executive Officer of Triarc, and certain entities controlled by him (collectively, "the Posner Entities") through a series of related transactions (the "Change in Control"). Immediately prior to the Change in Control, Posner owned approximately 46% of the outstanding common stock of Triarc.

    Concurrently with the consummation of the Change in Control, certain debt of Triarc and its subsidiaries, including the Company, was refinanced in order to reduce borrowing costs and to make available additional funds for general working capital and liquidity purposes. The principal refinancing transactions consummated in connection with the Change in Control included the establishment of a new $180,000,000 credit facility for Graniteville (the "Graniteville Credit Facility") providing for $80,000,000 of term loans and $100,000,000 of revolving credit loans (see Note 8).

    The following table summarizes the aggregate sources and uses of funds by the Company in connection with the Change in Control:

                                                      (In thousands)
                 Sources:
                     Term Loan                          $   80,000
                     Revolving Credit Loan                 100,000
                                                         ---------
                          Total sources of fund         $  180,000
                                                         =========

                 Uses:
                     Repay debt                         $   82,200
                     Advance to Triarc                      66,600
                     Fees and expenses                       6,000
                     Fund capital expenditures
                       and working capital                  25,200
                                                         ---------
                          Total uses of funds           $  180,000
                                                         =========

    The advance to Triarc is evidenced by a note receivable which bears interest at the rate of 9.5% per annum and is due on April 15, 2003. Interest only is payable semi-annually either in cash or by the issuance of additional notes identical to the original note, at the option of Triarc. However, at least 20% of each interest payment due through and including April 15, 1995 must be in cash and at least 40% of each interest payment thereafter must be in cash. As of January 1, 1995, the note receivable from Triarc consists of the following (in thousands):

                 Advance to Triarc                      $   66,600
                 Capitalized interest                        5,758
                 Accrued interest                            1,469
                                                         ---------
                                                        $   73,827
                                                         =========


(3) SEPSCO Merger

    On April 14, 1994, SEPSCO's shareholders other than Triarc approved an agreement and plan of merger between Triarc and SEPSCO (the "SEPSCO Merger") pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO whereby each holder of shares of SEPSCO's common stock (the "SEPSCO Common Stock") other than Triarc, aggregating a 28.9% minority interest in SEPSCO, received in exchange for each share of SEPSCO Common Stock, 0.8 shares of Triarc's Class A Common Stock or an aggregate of 2,691,824 shares. Following the SEPSCO Merger, the Company became an indirect wholly-owned subsidiary of Triarc.

    The fair value as of April 14, 1994 of the 2,691,824 shares of Class A Common Stock issued in the SEPSCO Merger, net of certain related costs, aggregated $52,105,000 (the Merger Consideration). The SEPSCO Merger has been accounted for by Triarc in accordance with the "pushdown" method of accounting. In accordance with the pushdown method of accounting, the excess of $23,888,000 of the Merger Consideration over Triarc's minority interest ($28,217,000) in SEPSCO was "pushed-down" to SEPSCO ($17,004,000) and to the Company ($6,884,000) as increases in Triarc's basis in SEPSCO and the Company, respectively, and SEPSCO, in turn, "pushed-down" $6,884,000 to the Company as an increase in SEPSCO's basis in the Company. The aggregate $13,768,000 increased "Additional paid-in capital" reflecting Triarc and SEPSCO's increased bases in the Company and was assigned as follows:

                                                      (In thousands)
                     Goodwill                           $   11,033
                     Properties                              4,429
                     Deferred income taxes                  (1,694)
                                                         ---------
                     Additional paid-in capital         $   13,768
                                                         =========

(4) Inventories

    The following is a summary of the major classifications of inventories:

                                                   January 2,    January 1,
                                                      1994          1995
                                                    ---------     ---------
                                                       (In thousands)

             Raw materials                          $ 16,808      $ 15,458
             Work in process                           6,193         6,802
             Finished goods                           63,400        57,703
             Supplies                                  2,651         2,835
                                                    --------      --------
                                                    $ 89,052      $ 82,798
                                                    ========      ========

    The current cost of LIFO inventories exceeded the carrying value thereof by approximately $2,535,000 and $4,653,000 at January 2, 1994 and January 1, 1995, respectively. In Calendar 1994 certain inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at lower costs from prior years. The effect of such liquidations was to decrease cost of sales by $2,462,000. Liquidations of LIFO inventory quantities in Fiscal 1993 and Transition 1993, if any, were not significant.

(5) Changes in Accounting Principles

    Effective March 2, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109") and SFAS No. 106, "Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). The Company's adoption of such standards resulted in a charge of $13,036,000 to the Company's results of operations for Fiscal 1993. Such charge consisted of $12,314,000 and $722,000, net of applicable income taxes of $429,000, related to SFAS 109 and SFAS 106, respectively, and is reported as "Cumulative effect of changes in accounting principles" in the accompanying consolidated statement of income.

(6) Properties

    The following is a summary of the major classifications of properties:

                                                   January 2,    January 1,
                                                      1994          1995
                                                   ----------     ---------
                                                        (In thousands)

             Land                                   $  4,358      $  6,320
             Buildings and improvements               35,083        46,756
             Machinery and equipment                 134,628       144,859
             Automotive and transportation
               equipment                               4,868         5,350
                                                    --------      --------
                                                     178,937       203,285
             Less accumulated depreciation
               and amortization                       60,987        72,748
                                                    --------      --------
                                                    $117,950      $130,537
                                                    ========      ========

(7) Income Taxes

    The provision for income taxes consists of the following components:

                                                 Ten Months
                                  Year Ended        Ended        Year Ended
                                 February 28,    January 2,      January 1,
                                     1993           1994            1995
                                   --------       --------        --------
                                               (In thousands)
        Current:
         Federal                  $ 11,109        $  7,124        $ 8,105
         State                         835           1,230          1,198
                                  --------        --------        -------
                                    11,944           8,354          9,303
                                  --------        --------        -------

        Deferred:
         Federal                     2,234           1,429            372
         State                       1,154             155             90
                                  --------        --------        -------
                                     3,388           1,584            462
                                  --------        --------        -------
                                  $ 15,332        $  9,938        $ 9,765
                                  ========        ========        =======

    Deferred tax assets (liabilities) consist of the following components
(in thousands):

                                  January 2, 1994         January 1, 1995
                               ---------------------   --------------------
                                 Current  Non-current  Current   Non-current
                                Liability  Liability  Liability   Liability
                                --------- ----------  ---------   ---------
       Receivables              $   1,706  $     --   $  1,274    $   --
       Inventories                (10,694)       --    (10,668)       --
       Accrued salaries and
         wages                      1,462        --        687        252
       Other accrued liabilities    1,009        --      1,404        --
       Properties                     --     (20,188)      --     (22,137)
       Other, net                      11     (1,746)       15     (1,423)
                                ---------   --------  --------   --------
                                $  (6,506) $ (21,934) $ (7,288)   $(23,308)
                                =========   ========  ========   ========

    The increase in the aggregate net deferred tax liability from
$28,440,000 at January 2, 1994 to $30,596,000 at January 1, 1995 of
$2,156,000 is $1,694,000 greater than the deferred tax provision of  $462,000 included in the provision for income taxes for Calendar 1994.  Such difference results from the deferred taxes of $1,694,000 provided in connection with the pushdown of a portion of Triarc's and SEPSCO's increased basis in the Company relating to its acquisition of the minority interest of
SEPSCO in the SEPSCO Merger as discussed in Note 3.

    Deferred income tax expense results from temporary differences in recognition of revenue and expense for income tax and financial statement purposes. The tax effects of the principal temporary differences are as follows (such disclosure is not presented for Transition 1993 and Calendar
1994 as it is not required under SFAS 109):

                                                        Year Ended
                                                       February 28,
                                                           1993
                                                       ------------
                                                      (In thousands)
             Excess of tax over book
               depreciation and amortization
               on properties                            $    1,508
             Restructuring costs                               320
             Book-tax differences resulting
               from purchase accounting
               adjustments                                     (94)
             Alternative minimum tax
               carryforward                                  2,684
             Maintenance accrual not
               deductible until paid                          (373)
             Compensation accrual not
               deductible until paid                        (1,487)
             Inventory capitalization                           43
             Bad debt expense                                   29
             Other, net                                        758
                                                         ---------
                                                        $    3,388
                                                         =========

    The difference between the reported provision for income taxes and a computed tax based on income before income taxes and cumulative effect of changes in accounting principles at the statutory rate of 34% in Fiscal 1993 and 35% in Transition 1993 and Calendar 1994 is reconciled as follows:

                                                   Ten Months
                                    Year Ended        Ended      Year Ended
                                   February 28,    January 2,    January 1,
                                       1993           1994          1995
                                     --------       --------      ---------
                                                 (In thousands)
        Income before income
         taxes and cumulative
         effect of changes in
         accounting principles       $ 40,692       $ 20,742    $  25,025
                                     ========       ========     ========
        Computed expected tax
         provision                   $ 13,835       $  7,260    $   8,759
        Increase in Federal taxes
         resulting from:
           Amortization of non-
              deductible goodwill         --             --            74
           Capital loss carryforward      --             875          --
           Change in deferred taxes
              for rate increase to 35%    --             638          --
           State income taxes net of
              federal benefit           1,313            674          837
           Other, net                     184            491           95
                                     --------       --------     --------
                                     $ 15,332       $  9,938    $   9,765
                                     ========       ========     ========

    Federal income tax returns of the Company have been examined by the Internal Revenue Service ("IRS") for the tax years 1986 through 1988. Such examination has been substantially resolved at no material costs to the Company. The IRS has recently commenced the examination of the Company's
Federal income tax returns for the tax years from 1989 through 1992. The amount and timing of any payments required as a result of the 1989 through 1992 examination cannot presently be determined. However, the Company believes that it has adequate reserves for any tax liabilities, including interest, that may result from all such examinations.

(8) Long-term Debt

    Long-term debt consists of the following:

                                                   January 2,    January 1,
                                                      1994          1995
                                                   ----------     ---------
                                                        (In thousands)

             Term loan                              $ 72,500      $ 61,000
             Revolving loan                           89,324       103,038
             Capitalized lease obligations
               (Note 9)                                  793           853
             Notes collateralized by machinery
               and equipment maturing at various
               dates through 2001 with interest
               at various fixed and floating
               rates (weighted average interest
               rate of 8.1% at January 2, 1994
               and 7.0% at January 1, 1995)              506         6,282
                                                    --------      --------
                                                     163,123       171,173
             Less current portion of
               long-term debt                         12,174        16,541
                                                    --------      --------
                                                    $150,949      $154,632
                                                    ========       =======

    Aggregate annual maturities of the long-term debt as of January 1, 1995 are as follows (in thousands):

             Calendar Year
             -------------
             1995                                       $   16,541
             1996                                           13,178
             1997                                           13,115
             1998                                          126,062
             1999 and thereafter                             2,277
                                                         ---------
                                                        $  171,173
                                                         =========

    In connection with the Change in Control, on April 23, 1993 the Company and C. H. Patrick entered into an $180,000,000 senior secured credit facility with the Company's commercial lender as agent for itself and various lenders, repaid its prior term loan and repurchased all receivables that had been sold to such commercial lender under the Company's non-notification factoring arrangement. The Graniteville Credit Facility consists of a senior secured revolving credit facility of up to $100,000,000 (the "Revolving Loan") with a $7,500,000 sublimit for letters of credit and an $80,000,000 senior secured term loan (the "Term Loan") and expires in 1998. As part of the Graniteville
Credit Facility, Graniteville's commercial lender will continue to factor the Company's and C. H. Patrick's receivables, with credit balances assigned to secure the Graniteville Credit Facility (the "Factoring Arrangement").

    Borrowings under the Revolving Loan bear interest, at the Company's option, at either the prime rate plus 1.25% per annum or the 90-day London
Interbank Offered Rate (the "LIBOR rate") plus 3.00% per annum (weighted average interest rate of 9.56% at January 1, 1995). When the unpaid principal balance of the Term Loan is less than $55,000,000, the interest rate on the Revolving Loan will be reduced to the prime rate plus 1.00% or the 90-day LIBOR rate plus 2.75%. All LIBOR rate loans have a 90-day interest period and are limited to the lesser of $90,000,000 or 50% of the outstanding balance in multiples of $10,000,000 under the Graniteville Credit
Facility. The borrowing base for the Revolving Loan is the sum of 90% of accounts receivable which are credit-approved by the factor ("Credit Approved
Receivables"), plus 85% of all other eligible accounts receivable, plus 65% of eligible inventory, provided that advances against eligible inventory shall not exceed $35,000,000 at any one time. The Company, in addition to the aforementioned interest, pays a commission of 0.45% on all Credit-
Approved Receivables, including a 0.20% bad debt reserve which is shared equally by Graniteville's commercial lender and the Company after deducting customer credit losses.

    On October 31, 1994, the Company amended the Graniteville Credit
Facility to provide for an increase in the maximum Revolving Loan to $112,000,000 during the period October 31, 1994 through April 1, 1995. At
January 1, 1995, the Company had approximately $8,400,000 available under the Revolving Loan.

    On March 22, 1995, the Company further amended the Graniteville Credit
Facility to establish the maximum Revolving Loan at $116,000,000 during the period March 1, 1995 through March 31, 1995, at $124,000,000 during the period April 1, 1995 through June 30, 1995, at $120,000,000 during the period
July 1, 1995 through September 30, 1995 and at $115,000,000 thereafter.

    The Term Loan is repayable $11,500,000 in 1994, $12,000,000 in 1995 through 1997 and $25,000,000 in 1998. The Term Loan bears interest at the prime rate plus 1.75% per annum or the 90-day LIBOR rate plus 3.5% per annum
(weighted average interest rate of 9.92% at January 1, 1995). When the unpaid principal balance of the Term Loan is less than $55,000,000, the interest rate thereon will be reduced to the prime rate plus 1.375% or the 90-day LIBOR rate plus 3.125%. In each case, the LIBOR rate is limited to the lesser of $90,000,000 or 50% of the outstanding balance in multiples of $10,000,000 under the Graniteville Credit Facility. In the event that the Company prepays the Term Loan, in whole or in part, prior to the end of the third year, then a prepayment fee shall be payable as follows: 2% of the amount prepaid if the prepayment occurs in the first year, 1% of the prepayment during the second year and 1/2 of 1% in the third year.

    The Graniteville Credit Facility is secured by all of the assets of the Company and C. H. Patrick, including all accounts receivable, notes
(including the $66,600,000 note the Company received from Triarc as an intercompany advance), inventory, machinery and equipment, trademarks, patents and other intangible assets, and all real estate. The Company has also pledged as collateral the stock of C. H. Patrick. Additionally, Triarc and Graniteville International have unconditionally guaranteed all obligations under the Graniteville Credit Facility. As collateral for such guarantee, Triarc Companies pledged all of the issued and outstanding stock of the Company (including the 50% owned by SEPSCO and subject to a pre-existing pledge of the 50% owned by Triarc in connection with Triarc's intercompany note payable to SEPSCO in the principal amount of $26,538,000), and the issued and outstanding common stock of SEPSCO owned by Triarc.

    The Graniteville Credit Facility contains various covenants which (a) require meeting certain financial amount and ratio tests; (b) limit, among other items (i) the incurrence of indebtedness, (ii) investments, (iii) asset dispositions, (iv) capital expenditures and (v) affiliate transactions other than in the normal course of business; and (c) restrict the payment of dividends (see below).

    As a result of SEPSCO's merger with Triarc on April 14, 1994, the Company became eligible to join in Triarc's consolidated Federal income tax return. Under the tax sharing agreement with Triarc, the Company will pay to Triarc an amount equal to the Federal income tax liability that the Company and its subsidiaries would have paid if they had filed a separate consolidated Federal income tax return. The Company has continued to file separate state income tax returns. Additionally, the Company will be permitted to pay dividends or make loans or advances to its affiliates in an amount equal to 50% of the net income of the Company accumulated from the beginning of the first year commencing on or after December 20, 1994, provided that the outstanding principal balance of the Term Loan is less than $50 million at the time of the payments and certain other conditions are met.
Accordingly, the Company is unable to pay any dividends or make any loans or advances to its stockholders, including Triarc, prior to December 31, 1995.

    In April 1994, the Company entered into a seven year term loan agreement to finance the acquisition of certain machinery and equipment. The loan, in the original amount of $6,500,000, is repayable in equal monthly installments of principal plus accrued interest. Simultaneously, the Company entered into an interest rate swap agreement (the "Swap Agreement") that effectively fixed the interest rate on such borrowings at 6.9% per annum for the seven year term of the loan.

(9) Lease Commitments

    The Company leases certain machinery and automotive and transportation equipment from an affiliate and from unrelated third parties under long-term lease obligations which are accounted for as capital leases and are included in "Properties, at cost" in the accompanying consolidated balance sheets at January 2, 1994 and January 1, 1995 in the amount of $987,000 and
$1,299,000, respectively.

    The future minimum lease payments (net of sublease rentals which are not significant) under capital leases and operating leases with an initial noncancelable term in excess of one year are as follows:

                                                     Capital      Operating
             Calendar Year                           Leases        Leases
             -------------                         ----------     ---------
                                                        (In thousands)

             1995                                   $    326      $  1,216
             1996                                        257         1,391
             1997                                        199           731
             1998                                        140           544
             1999                                         34           470
             Thereafter                                  --          2,653
                                                     -------      --------
                 Total minimum lease payments            956      $  7,005
                                                                  ========
                 Less amounts representing interest      103
                                                    --------
                 Present value of minimum lease
                   payments (Note 8)                $    853
                                                    ========

    Rental expense under operating leases which is primarily for the rental of real estate and equipment, was $1,794,000 in Fiscal 1993, $1,911,000 in Transition 1993, and $2,261,000 in Calendar 1994.

(10)Postretirement Benefits Other than Pensions

    Postretirement benefits other than pensions consist of health care and life insurance benefits provided to a group of former employees who retired prior to January 1, 1990, and a limited health care benefit program provided to early retirees. With the exception of a group of retirees who retired prior to January 1, 1982, a portion of the cost of these benefits is paid by the retiree.

    Effective March 2, 1992, Graniteville adopted SFAS 106 and accordingly, provided for the unfunded accumulated postretirement benefit obligation as of that date.

    Net periodic postretirement benefit cost consists of the following:
                                                   Ten Months
                                    Year Ended        Ended      Year Ended
                                   February 28,    January 2,    January 1,
                                       1993           1994          1995
                                     --------       --------      --------
                                                 (In thousands)
        Service cost--benefit earned
          during the period          $      7       $      6    $       5
        Interest cost on accumulated
         postretirement benefit
         obligation                        88             74           65
        Net amortization of unrecognized
         gain                             --             --           (10)
                                     --------       --------     --------
                                     $     95       $     80    $      60
                                     ========       ========     ========

    The determination of net periodic postretirement benefit cost is based upon the following assumptions:

                                                   Ten Months
                                    Year Ended        Ended      Year Ended
                                   February 28,    January 2,    January 1,
                                       1993           1994          1995
                                     --------       --------      --------
        Discount rate                    8.0%           7.0%         7.0%
        Health care cost trend          12.0%          12.0%        11.0%
        Ultimate health care cost
          trend (to be achieved in
         1999)                           6.0%           6.0%         6.0%

    The accumulated postretirement benefit obligation consists of the following:

                                                   January 2,    January 1,
                                                      1994          1995
                                                   ----------     ---------
                                                        (In thousands)
         Retirees and dependents                    $  1,013      $    751
         Active employees eligible to retire              96            50
         Active employees not eligible to retire         131            61
                                                    --------      --------
             Accumulated post retirement benefit
               obligation                              1,240           862
         Unrecognized net gain (loss)                    (97)          224
                                                    --------      --------
             Accrued postretirement benefit
               obligation recognized in the
               consolidated balance sheets          $  1,143      $  1,086
                                                    ========      ========

   The accumulated postretirement benefit obligation is based upon the Plan's benefit provisions and the following assumptions:

                                                   January 2,    January 1,
                                                      1994          1995
                                                   ----------     ---------
                                                        (In thousands)
         Assumed health care cost trend rate
           used to measure expected costs              12.0%         11.0%
         Ultimate health care cost trend rate
           (to be achieved in 1999)                     6.0%          6.0%
         Discount rate                                  7.0%          8.0%

    If the health care cost trend rate were increased by 1%, the accumulated postretirement benefit obligation as of January 1, 1995 would have been increased by approximately $78,000. The effect of this change on the aggregate of the service cost and interest cost components of the net periodic postretirement benefit cost for Calendar 1994 would be an increase of approximately $13,000.

(11)Transactions with Affiliates

    By agreement, Triarc provides certain management services including, among others, legal, insurance and financial services and incurs certain costs on behalf of the Company. In Fiscal 1993, Transition 1993 and Calendar
1994, such costs aggregated $2,441,000, $7,904,000 and $6,000,000, respectively. Such amounts include approximately $1,299,000 in Fiscal 1993 and $105,000 in Transition 1993 representing allocations to the Company in accordance with the applicable management services agreement of certain reserves established by Triarc for amounts owed by certain former affiliates of the Company in connection with the providing by Triarc of such management services. The Company, through Triarc, also leased space from an affiliate for approximately $824,000 in Fiscal 1993 and $612,000 in Transition 1993.
In July 1993, Triarc Companies gave notice to terminate the lease effective
January 31, 1994 and the Company has recorded a charge of $1,614,000 in Transition 1993 representing the allocated cost of such lease termination
(see Note 16).

    Prior to December 1993, the Company maintained certain property insurance coverage with Chesapeake Insurance Company Limited ("Chesapeake
Insurance"), an affiliated company registered in Bermuda. Premiums attributable to such insurance coverage amounted to $212,000 in Fiscal 1993 and $84,000 in Transition 1993. The Company also maintained certain insurance coverage with an unaffiliated insurance company for which Chesapeake Insurance reinsured a portion of the risk. Net premiums attributable to such reinsurance were approximately $2,619,000 in Fiscal
1993 and $1,643,000 in Transition 1993.  In addition, prior to July 1, 1993,
Insurance and Risk Management Inc., an affiliate until April 23, 1993, acted as agent or broker in connection with insurance coverage obtained by the Company and provided claims processing services for the Company. The commissions and payments for such services paid to such company were $459,000 and $77,000 in Fiscal 1993 and the applicable period of Transition 1993, respectively.

    In prior years, the Company had a $2,500,000 investment in the convertible preferred stock of Chesapeake Insurance. During its quarter ended September 30, 1993, Chesapeake Insurance increased its reserve for insurance and reinsurance losses by $10,000,000 and as a result reduced the stockholders' equity of Chesapeake Insurance to $308,000. In December 1993,
Triarc decided to cease writing insurance and reinsurance of any kind through Chesapeake Insurance. As a result, Chesapeake Insurance will not have any future operating cash flows and its remaining liabilities, including payment of claims on insurance previously written, will be liquidated with assets on hand. Accordingly, the preferred stock investment is not recoverable and the Company wrote off its investment in such stock in Transition 1993 since the decline in value was deemed to be other than temporary.

    On October 1, 1993, Triarc began leasing corporate aircraft from Triangle Aircraft Services Corporation ("TASCO"), a company owned by Messrs.
Peltz and May. Usage fees charged to the Company aggregated $17,000 during Transition 1993 (none in Calendar 1994).

(12)Investment in Affiliate

    In August 1994, the Company, through C. H. Patrick, acquired an approximate 22% equity interest in Taysung Enterprise Company, Ltd.
(Taysung), a Taiwanese manufacturer of dyes and chemicals, representing a total investment of $7,368,000. C. H. Patrick also obtained exclusive distribution rights in North, Central and South America for Taysung products for a period of five years. The Company's equity in the losses of Taysung aggregated $573,000 in Calendar 1994.

(13)Legal Matters

    The Company participates in regional waste water treatment facilities and considers that it is in substantial compliance with water pollution regulations. In 1987, the Company was, however, notified by the South
Carolina Department of Health and Environmental Control ("DHEC") that DHEC discovered certain contamination of Langley Pond near Graniteville, South
Carolina and asserted that the Company may be one of the parties responsible for such contamination. The Company entered into a consent decree providing for the study and investigation of the alleged pollution and its sources.
The study report prepared by the Company's environmental consulting firm and filed with DHEC in April 1990, recommended that pond sediments be left undisturbed and in place. DHEC responded by requesting that the Company submit additional information concerning potential passive and active remedial alternatives, with accompanying supportive information. In May 1991 the Company provided this information to DHEC in a report of its independent environmental consulting firm. The 1990 and 1991 reports concluded that pond sediments should be left undisturbed and in place and that other less passive remediation alternatives either provided no significant additional benefits or themselves involved adverse effects on (i) human health, (ii) to existing recreational uses or (iii) to the existing biological communities. In March
1994, DHEC appeared to conclude that while environmental monitoring at Langley Pond should be continued, based on currently available information, the most reasonable alternative is to leave the pond sediments undisturbed and in place. DHEC has requested the Company to submit a proposal by mid-
April 1995 concerning periodic monitoring of sediment deposition in the pond and the Company intends to comply with the request. The Company is unable to predict at this time what further actions, if any, may be required in connection with Langley Pond or what the cost thereof may be. However, given
DHEC's recent conclusion and the absence of reasonable remediation alternatives, the Company believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated results of operations or financial position.

    The Company owns a nine acre property in Aiken County, South Carolina
(the Vaucluse Landfill), which was used as a landfill until 1973.  The
Vaucluse Landfill was operated jointly by the Company and Aiken County and may have received municipal waste and possibly industrial waste from the Company as well as sources other than the Company. In March 1990, a "Site
Screening Investigation" was conducted by DHEC. In June 1992 the Company conducted its initial investigation. The United States Environmental
Protection Agency conducted an Expanded Site Inspection (an "ESI") in January
1994 and the Company conducted a supplemental investigation in February 1994.
In response to the ESI, DHEC has indicated its desire to have an investigation of the Vaucluse Landfill and has verbally requested that the Company submit a proposal to DHEC outlining the parameters of such an investigation. Since the investigation has not yet commenced, the Company is currently unable to estimate the cost to remediate the landfill. Such cost could vary based on the actual parameters of the study. Based on currently available information, the Company does not believe that the outcome of this matter will have a material adverse effect on its future consolidated results of operations or financial position.

    The Company and its subsidiaries are defendants in certain other legal proceedings arising out of the ordinary conduct of the Company's business.
In the opinion of management, the ultimate outcome of these legal proceedings will not have a material adverse effect on the consolidated financial position or future results of operations of the Company.

(14)Restructuring Costs

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

(15)Retirement and Incentive Compensation Plans

    The Company maintains a 401(k) defined contribution plan which covers substantially all employees. Employees may contribute from 1% to 8% of their total earnings, subject to certain limitations. In addition, the Company may make discretionary contributions to the plan. Discretionary retirement contribution expense was $1,000,000 in both Fiscal 1993 and Transition 1993 and is included in "General and administrative expenses" in the accompanying consolidated statements of income.

    Effective March 1994, the Company made various changes to the retirement plan including an increase in allowable employee contributions. Employees may now contribute up to 15% of earnings and the Company will match up to 75% of employee contributions based on years of service but limited to the first
4% of employee contributions.  Employer matching contributions aggregated
$1,252,000 in Calendar 1994 and are included in "General and administrative expenses" in the accompanying consolidated statements of income.

    In Fiscal 1993 and prior years, the Company maintained management incentive plans (the "Incentive Plans") which provided for incentive compensation of up to 10% of operating earnings and up to 10% of earnings from sales or other dispositions of assets. The plans were administered by the Compensation Committee of the Board of Directors of Triarc and awards for elected corporate officers were approved by the Board. In accordance with the terms of these Incentive Plans the Company provided $3,538,000 in Fiscal
1993. In Transition 1993, the Company reversed prior year accruals of $968,000 due to the termination of the plans.

    During Transition 1993, the Company replaced the previous Incentive
Plans with annual and mid-term cash incentive plans (the "New Incentive
Plans") for certain officers and key employees. The New Incentive Plans provide for discretionary cash awards depending upon the Company's financial performance as compared to target performance. The New Incentive Plans are designed to yield a target award in cash if the Company achieves an agreed-upon profit over a one-year and three-year performance cycle. An amount is accrued each year based upon the amount by which the Company's profit for such year exceeds the target performance. A new three-year performance cycle begins each year, such that after the third year the annual amount paid to participants will equal the target award if the Company's profit goals have been achieved. Amounts provided under the New Incentive Plans aggregated
$1,998,000 in Transition 1993 and $1,018,000 in Calendar 1994.

    Net incentive compensation expense under the Incentive Plans and the New
Incentive Plans was, $3,538,000, $1,030,000 and $1,018,000 in Fiscal 1993,
Transition 1993 and Calendar 1994, respectively, and is included in "General and administrative expenses" in the accompanying consolidated statements of income.

    During Transition 1993, Triarc granted 50,000 restricted shares of
Triarc Class A common stock to the Company's chief executive officer under Triarc's Amended and Restated 1993 Equity Participation Plan (the "Triarc
Equity Plan"). The value of the award at date of grant of $900,000 is being accrued by the Company as compensation expense over the applicable vesting period through December 31, 1996. In addition, during Transition 1993 and
Calendar 1994 Triarc granted stock options to certain key employees of the Company under the Triarc Equity Plan. Of the Transition 1993 options, 65,000 were granted at an option price of $20.00 that was lower than the fair market value of Triarc's Class A common stock at the date of grant of $31.75. The aggregate difference of $764,000 between the option price and the fair market value at the date of grant is being recognized in compensation expense over the applicable vesting period through September 28, 1998. Compensation expense resulting from the grants of restricted shares and below market stock options aggregated $215,000 during Transition 1993 and $455,000 in Calendar
1994 and is included in "General and administrative expenses" in the accompanying consolidated statements of income.

(16)Significant Charges in Transition 1993

    The accompanying consolidated statement of income includes the following significant charges recorded in Transition 1993 (in thousands):

             Estimated cost allocated to the Company
               by Triarc to terminate the lease on
               Triarc's existing corporate headquarters   $  1,614
             Costs allocated to the Company by Triarc
               related to a five-year consulting
               agreement extending through April 1998
               between Triarc and the former Vice
               Chairman of Triarc                              229
                                                          --------
                   Total facilities relocation
                     and corporate restructuring
                     costs (A)                               1,843
             Estimated cost allocated to the Company
               by Triarc for compensation paid to
               the Triarc Special Committee of
               the Board of Directors of Triarc (B)          1,660
             Income tax benefit relating to the above
               charges                                      (1,179)
                                                          --------
                                                          $  2,324
                                                          ========
- -------------

    (A) In Transition 1993, results of operations were significantly impacted by facilities relocation and corporate restructuring charges allocated to the Company by Triarc aggregating $1,843,000 consisting of: (i) estimated allocated costs of $1,614,000 to relocate Triarc's existing corporate headquarters and to terminate the lease on its existing corporate facilities; (ii) total allocated costs of $229,000 relating to a five-year consulting agreement (the
    "Consulting Agreement") extending through April 1998 between Triarc and Steven Posner, the former Vice Chairman of Triarc. All of such charges are related to the Change in Control of Triarc described in
    Note 2.  In connection with the Change in Control, Victor Posner and
    Steven Posner resigned as officers and directors of Triarc. In order to induce Steven Posner to resign, Triarc entered into the Consulting Agreement with him. The allocated cost related to the Consulting Agreement was recorded as a charge in Transition 1993 because the Consulting Agreement does not require any substantial services and Triarc does not expect to receive any services that will have substantial value. As a part of the Change in Control, Triarc's Board of Directors was reconstituted. The first meeting of Triarc's reconstituted Board of Directors was held on April 24, 1993. At that meeting, based on a report and recommendations from a management consulting firm that had conducted an extensive review of Triarc and subsidiaries operations and management structure, Triarc's Board of Directors approved a plan of decentralization and restructuring which entailed, among other things, the following features: (i) the strategic decision to manage Triarc in the future on a decentralized rather than on a centralized basis; (ii) the hiring of new executive officers for Triarc; (iii) the termination of a significant number of employees as a result of both the new management philosophy and the hiring of an almost entirely new management team; and (iv) the relocation of the Triarc and certain affiliates corporate headquarters. The Company's allocated costs to relocate the corporate headquarters of Triarc and terminate the lease on Triarc's existing corporate facilities ($1,614,000) stemmed from the decentralization and restructuring plan formally adopted at the April 24, 1993 meeting of Triarc's reconstituted Board of Directors and accordingly, were recorded in Transition 1993.

    (B) In accordance with certain court proceedings and related settlements, five directors, including three court-appointed directors, were appointed in 1991 to serve on a special committee (the "Triarc
    Special Committee") of Triarc's Board of Directors. Such committee was empowered to review and pass on transactions between Triarc and Victor
    Posner, the then largest shareholder of Triarc, and his affiliates.  The
    Company has been charged $1,660,000 as an allocation of the cash portion of a success fee payable to the Triarc Special Committee attributable to the Change in Control. Such amount has been provided in "General and administrative expenses" in the accompanying consolidated statement of income for Transition 1993.

(17)Fair Value of Financial Instruments

    The estimated fair value of applicable financial instruments and related underlying assumptions are as follows as of January 2, 1994 and January 1, 1995:

    Note receivable from Triarc - The carrying amount of $70,446,000 and $73,827,000 at January 2, 1994 and January 1, 1995, respectively, approximates fair value based upon scheduled cash flows discounted at an estimated current market rate of interest.

    Long-term debt - The Company estimates that the carrying value of $163,123,000 and $171,173,000 at January 2, 1994 and January 1, 1995,
respectively, approximates the fair value of debt based upon the floating rate of interest applicable to the Graniteville Credit Facility and the recent origination of other debt.

    Interest rate swap - As of January 1, 1995, the fair value of the Swap
Agreement was an asset of approximately $338,000 which is the estimated amount the Company would receive to terminate the Swap Agreement, as quoted by the financial institution. The Swap Agreement has been entered into with a major financial institution which, therefore, is expected to be able to fully perform under the terms of the agreement, thereby mitigating any credit risk of the transaction.

(18)Prior Year Comparable Period

    The Company changed its year end effective January 2, 1994, as previously disclosed. The following unaudited operating results for the twelve months ended January 2, 1994 are presented for comparative purposes
(in thousands):

                     Operating revenues                  $ 540,121

                     Operating profit                    $  40,772

                     Provision for income taxes          $  13,329

                     Net income                          $  16,414

(19)Subsequent Event

    On February 3, 1995, the Company suffered fire damage to equipment in the weaving department at one of its manufacturing facilities. The Company is currently taking steps to mitigate the effect of this loss of production and believes that it has adequate property damage and business interruption insurance coverage and does not expect this event to have a material adverse effect on the Company's financial position or results of operations.
PAGE

                                                                                           SCHEDULE II
                                            GRANITEVILLE COMPANY AND SUBSIDIARIES
                                              VALUATION AND QUALIFYING ACCOUNTS
                                                       (In thousands)
                                                             Additions
                                                        ---------------------

                                                         Charged
                                                        (Credited)  Charged to  Deductions
                                            Balance at      to         Other       from     Balance at
                                             Beginning  Costs and     Accounts   Reserves      End of
        Description                          of Period   Expenses       (1)         (2)        Period
        -----------                          ---------   --------     --------    --------    ------
                                                                     (In thousands)
Fiscal year ended February 28, 1993:
    Trade receivables - allowance for
      doubtful accounts                       $  3,792   $  1,421   $     75    $  (1,573)    $  3,715
                                              ========   ========   ========    =========     ========
Ten months ended January 2, 1994:
    Trade receivables - allowance for
      doubtful accounts                       $  3,715   $    999   $     85    $    (337)    $  4,462
                                              ========   ========   ========    =========     ========

Year ended January 1, 1995:
    Trade receivables - allowance for
      doubtful accounts                       $  4,462   $   (211)  $    --     $    (920)    $  3,331
                                              ========   ========   ========    =========     ========

- -------------
(1) Recoveries of accounts previously determined to be uncollectible.
(2) Accounts determined to be uncollectible.