Form 10-Q
period 1995-03-31
SOUTHEASTERN PUBLIC SERVICE CO
filed 1995-05-19
CIK 92050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

   As of April 28, 1995, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, Triarc Companies, Inc., through a wholly-owned subsidiary.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      December 31,    March 31,
                                                          1994          1995
                                                          -----         -----
                                                            (In thousands)
          ASSETS                                           (A)       (Unaudited)
Current assets:
   Cash and cash equivalents                           $ 25,807       $  8,230
   Restricted cash                                        6,014          6,014
   Marketable securities                                  9,152          9,094
   Note receivable from RC/Arby's Corporation             6,550          9,500
   Receivables, net                                       5,051          5,030
   Finished goods inventories                               997          1,134
   Other current assets                                     250            222
                                                       --------       --------
        Total current assets                             53,821         39,224
Properties, net                                          10,921         10,994
Due from Triarc Companies, Inc., net                     27,769         32,376
Investments in affiliates                                83,995         86,515
Unamortized costs in excess of net assets of
   acquired companies                                     7,447          7,325
Other assets                                              4,416          4,351
                                                       --------       --------
                                                       $188,369       $180,785
                                                       ========       ========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current portion of long-term debt                   $ 51,056       $ 42,336
   Accounts payable                                       1,184            840
   Accrued expenses                                       5,907          3,389
   Net current liabilities of discontinued
     operations                                           4,610          4,409
                                                       --------       --------
        Total current liabilities                        62,757         50,974
                                                       --------       --------
Long-term debt                                              567            547
Other liabilities                                         3,043          2,897
Net non-current liabilities of discontinued
   operations                                             1,360            924
Stockholder's equity:
   Common stock                                               1              1
   Additional paid-in capital                           120,081        120,081
   Retained earnings                                        786          5,412
   Net unrealized loss on marketable securities,
      net of income taxes                                  (226)           (51)
                                                       --------       --------
      Total stockholder's equity                        120,642        125,443
                                                       --------       --------
                                                       $188,369       $180,785
                                                       ========       ========

   (A) Derived from the audited consolidated financial statements as of December 31, 1994.

     See accompanying notes to condensed consolidated financial statements.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         Three months ended
                                                              March 31,
                                                        --------------------
                                                         1994           1995
                                                         -----          -----
                                                           (In thousands)
                                                             (Unaudited)
Net sales                                              $  9,823       $  9,923
                                                       --------       --------
Costs and expenses:
   Cost of sales                                          6,525          6,535
   Selling, general and administrative                      674            966
                                                       --------       --------
                                                          7,199          7,501
                                                       --------       --------
     Operating profit                                     2,624          2,422
Other income (expense):
   Interest expense                                      (2,094)        (1,833)
   Equity in earnings of affiliates                       1,930          2,520
   Interest income from Triarc Companies, Inc.
     and its subsidiaries                                   851          1,100
   Other, net                                               679            417
                                                       --------       --------
     Net income                                        $  3,990       $  4,626
                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Three months ended
                                                              March 31,
                                                        --------------------
                                                         1994           1995
                                                         -----          -----
                                                           (In thousands)
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                           $  3,990       $  4,626
  Adjustments to reconcile net income to
    net cash used in operating activities:
     Depreciation and amortization of properties            291            253
     Amortization of deferred financing costs
       and original issue discount                          366            334
     Amortization of costs in excess of net assets
      of acquired companies                                   4            122
     Equity in net earnings of affiliates                (1,930)        (2,520)
     Interest income from Triarc Companies, Inc.
      not realized in cash                                 (851)          (854)
     Loss (gain) on sale of marketable securities          (365)           168
     Other, net                                            (208)          (132)
     Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables                                       1,059             69
        Finished goods inventories                         (124)          (137)
        Other current assets                                (16)            28
      Decrease in:
        Accounts payable                                   (938)          (339)
        Accrued expenses                                 (2,534)        (2,611)
                                                       --------       --------
          Net cash and cash equivalents
            used in operating activities                 (1,256)          (993)
                                                       --------       --------
Cash flows from investing activities:
     Purchases of marketable securities                  (5,927)        (2,290)
     Sales of marketable securities                       4,022          2,449
     Loan to RC/Arby's Corporation                          --          (2,950)
     Capital expenditures                                  (123)          (362)
     Proceeds from sale of subsidiary                       --             728
     Increase in amounts due from Triarc
      Companies, Inc.                                      (497)          (253)
     Loan to Triarc Companies, Inc.                         --          (3,500)
     Purchase of notes receivable                        (1,239)           --
     Other, net                                               2             27
                                                       --------       --------
          Net cash and cash equivalents
            used in investing activities                 (3,762)        (6,151)
                                                       --------       --------
Cash flows from financing activities:
     Repayments of long-term debt                        (9,003)        (9,018)
                                                       --------       --------
          Net cash and cash equivalents
            used in financing activities                 (9,003)        (9,018)
                                                       --------       --------
Net cash used in continuing operations                  (14,021)       (16,162)
Net cash used in discontinued operations                   (266)        (1,415)
                                                       --------       --------
Net decrease in cash and cash equivalents               (14,287)       (17,577)
Cash and cash equivalents at beginning of period         22,813         25,807
                                                       --------       --------
Cash and cash equivalents at end of period             $  8,526       $  8,230
                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1995
                                   (Unaudited)

1.   Basis of Presentation

     Southeastern Public Service Company and subsidiaries (the "Company") is an indirect wholly-owned (71.1% owned prior to April 14, 1994) subsidiary of Triarc Companies, Inc. ("Triarc").

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1994 and March 31, 1995 and its results of operations and cash flows for the three-month periods ended March 31, 1994 and 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("Form 10-K").

     Certain amounts included in the prior period's condensed consolidated financial statements have been reclassified to conform with the current period's presentation.

2.   Public Gas Merger

     As reported in Form 10-K, on March 31, 1995 Public Gas Company ("Public Gas"), a 99.7% owned subsidiary, entered into a letter of intent with National Propane Corporation ("National Propane"), an indirect wholly-owned subsidiary of Triarc, whereby Public Gas will be merged with and into National Propane during the second quarter of 1995. In consideration thereof, the Company will receive a proportionate number of shares of common stock of the surviving corporation based upon the relative fair values of Public Gas and National Propane. Since the Company's voting interest will enable it to exert significant influence over the surviving corporation, the Company has continued to reflect the liquefied petroleum gas ("LP Gas") business as a continuing operation.

3.   Discontinued Operations

     As of March 31, 1995 the Company has completed the sale of substantially all of its discontinued operations, but there remain, however, certain environmental and other liabilities to be liquidated (the estimates of which have been previously accrued) as well as certain contingent assets which may be collected (the benefits of which have not been recorded). The contingent assets are principally comprised of two notes from the sale of the refrigeration business in the amounts of $4,295,000 (discounted value $3,327,000) and $3,000,000 (discounted value $2,486,000). The Company expects the liquidation of the remaining liabilities associated with the discontinued operations will not have a material impact on its consolidated financial position or results of operations.

4.   Investments in Affiliates

     Investments in affiliates consisted of the following (in thousands):

                                                     December 31,     March 31,
                                                         1994           1995
                                                         -----          -----
      Graniteville Company                             $ 83,722       $ 86,308
      CFC Holdings Corp.                                    273            207
                                                       --------       --------
                                                       $ 83,995       $ 86,515
                                                       ========       ========

    Equity in earnings of affiliates consisted of the following (in thousands):

                                                          Three months ended
                                                               March 31,
                                                        ----------------------
                                                         1994           1995
                                                         -----          -----
      Graniteville Company                             $  1,801       $  2,586
      CFC Holdings Corp.                                    129            (66)
                                                       --------       --------
                                                       $  1,930       $  2,520
                                                       ========       ========

    Under its present credit facility, Graniteville Company ("Graniteville"), a 50% owned affiliate (49% owned prior to August 30, 1994), is permitted to pay dividends or make loans or advances to its stockholders, including the Company, in an amount equal to 50% of the net income of Graniteville accumulated from the beginning of the first fiscal year commencing on or after December 20, 1994, provided that the outstanding principal balance of Graniteville's term loan is less than $50,000,000 at the time of the payment (the outstanding principal balance was $58,000,000 as of March 31, 1995) and certain other conditions are met. Accordingly, Graniteville is unable to pay any dividends or make any loans or advances to the Company prior to December 31, 1995.

    Summary consolidated results of operations of Graniteville for the three months ended March 31, 1994 and 1995 are as follows (in thousands):

                                                          Three months ended
                                                               March 31,
                                                         ---------------------
                                                          1994           1995
                                                          -----          -----
      Operating revenues                               $ 129,990      $ 145,056
      Operating profit                                     7,661          8,932
      Net income                                           3,686          5,172

5.  Income Taxes

    There is no provision for income taxes for the three months ended March 31, 1994 and 1995 due to the utilization of net operating loss carryforwards previously recognized in deferred income taxes.

6.  Transactions with Affiliates

    In August 1994, the Company entered into a credit arrangement with RC/Arby's Corporation ("RCAC"), an indirect wholly-owned subsidiary of Triarc, and in accordance therewith received a promissory note from RCAC (the "RCAC Note") maturing in September 1995 pursuant to which the Company may lend up to $9,500,000. Loans under the promissory note bear interest at 11 7/8%, payable quarterly. As of March 31, 1995, the Company had made loans under the RCAC Note of $9,500,000. During the three months ended March 31, 1995 the Company recorded $359,000 of interest income on the RCAC Note which has been included in Other, net in the condensed consolidated statement of operations. The RCAC Note was fully repaid on May 5, 1995.

    In September 1994, the Company entered into a credit arrangement with Triarc and in accordance therewith received a demand promissory note from Triarc (the "Demand Note") pursuant to which the Company may make loans of unspecified amounts to Triarc. Loans under the Demand Note bear interest at the prime rate plus 1 1/4%. As of March 31, 1995 the Company had made loans under the Demand Note of $3,500,000. Additionally, as of April 27, 1995 the loans under the Demand Note had increased to $4,400,000. Due to the short-term length of the loans made under the Demand Note, interest income during the three months ended March 31, 1995 was insignificant.
    In addition, the Company continues to have certain related party transactions of the same nature and general magnitude as those described in
Note 17 to the consolidated financial statements contained in Form 10-K.

7.  Contingencies

    The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in Note 20 to the consolidated financial statements contained in Form 10-K.

    After considering amounts provided in previous periods, the Company does not believe that the contingencies referred to above, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


INTRODUCTION

    The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein should be read in conjunction with "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 1994 ("Form 10-K") of Southeastern Public Service Company (the "Company").

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1994

    Net sales increased $0.1 million to $9.9 million in the three months ended March 31, 1995 as a result of higher average selling prices and sales volume of liquefied petroleum gas ("LP Gas").

    Operating profit decreased $0.2 million to $2.4 million in the three months ended March 31, 1995 resulting from an increase in selling, general and administrative of $0.3 million partially offset by an increase in gross profit of $0.1 million reflecting higher sales. Selling, general and administrative increased primarily due to (i) $0.1 million of increased amortization of costs in excess of net assets of acquired companies, (ii) a $0.1 million increase in management services charged to the continuing operations of the Company and (iii) general inflationary cost increases.

    Interest expense decreased $0.3 million to $1.8 million in the three months ended March 31, 1995 due to a lower level of debt outstanding during 1995 as a result of the annual $9.0 million sinking fund requirement made on February 1, 1995 on the 11 7/8% senior subordinated debentures due February 1, 1998 (the "Debentures").

    Equity in earnings of affiliates increased $0.6 million to $2.5 million in the three months ended March 31, 1995 due to increased earnings at Graniteville Company ("Graniteville"). Net income at Graniteville increased $1.5 million during the 1995 quarter resulting from increased operating profit of $1.3 million and increased other income of $2.8 million less increased interest expense of $1.6 million and higher income taxes of $1.0 million. The increase in operating profit reflected higher gross profit of $1.1 million principally due to increased volume in the indigo-dyed sportswear segment due to improved market conditions reflecting the continued turnaround in the denim market which commenced in late 1994 and in the utility wear segment reflecting stronger demand, significantly offset by increases in the cost of cotton, Graniteville's primary raw material. Other income at Graniteville increased $2.8 million in the 1995 quarter due to a $1.9 million insurance recovery and a $1.2 million gain from the sale of real estate. Interest expense increased principally due to an increase in interest rates on Graniteville's floating-rate debt and, to a lesser extent, higher borrowing levels.

    Interest income from Triarc Companies, Inc. and its subsidiaries increased $0.2 million to $1.1 million in the three months ended March 31, 1995 due to loans to RC/Arby's Corporation ("RCAC"), a subsidiary of Triarc Companies, Inc. ("Triarc"), the Company's indirect parent.

    Other, net decreased $0.3 million to $0.4 million in the three months ended March 31, 1995 resulting from a $0.6 million decline from the sale of marketable securities (reflecting a gain of $0.4 million in the 1994 period and a loss of $0.2 million in the 1995 period) and a $0.2 million decline in income from other items, partially offset by a $0.5 million increase in interest income.

    The three months ended March 31, 1994 and 1995 did not result in provisions for income taxes due to the utilization of net operating and other loss and tax credit carryforwards.

    The Company reported net income of $4.6 million for the three months ended March 31, 1995 compared with net income for the three months ended March 31, 1994 of $4.0 million for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and marketable securities, excluding restricted cash, decreased $17.6 million during the three months ended March 31, 1995 to $17.3 million. Such decrease reflects (i) scheduled repayments of long-term debt of $9.0 million, (ii) a $3.5 million loan to Triarc (iii) a $3.0 million loan to RCAC, (iv) net cash used by operations of $1.0 million,
(v) net cash used in discontinued operations of $1.4 million less (vi) an increase in cash from other items, net of $0.3 million.

    On July 22, 1993 the Company's Board of Directors authorized the sale or liquidation of its utility and municipal services, refrigeration and natural gas and oil ("NG&O") business segments which have been accounted for as discontinued operations in the Company's consolidated financial statements. In February 1995, the Company completed the sale of the stock of the remaining operations of the NG&O segment for net proceeds of $0.7 million and as of March 31, 1995 the Company has completed the sale of substantially all of its discontinued operations. There remain, however, certain environmental and other liabilities to be liquidated (the estimates of which have been previously accrued) as well as certain contingent assets which may be collected (the benefits of which have not been recorded). The contingent assets are principally comprised of two notes from the sale of the refrigeration business in the amounts of $4.3 million and $3.0 million of which $0.1 million is scheduled to be collected in 1995.

    In addition, on July 22, 1993 the Company's Board of Directors authorized the sale or liquidation of the LP Gas business which is comprised of Public Gas Company ("Public Gas"), a 99.7% owned subsidiary. As reported in Form 10-K, on March 31, 1995 Public Gas entered into a letter of intent with National Propane Corporation ("National Propane"), an indirect wholly-owned subsidiary of Triarc, whereby Public Gas will be merged with and into National Propane during the second quarter of 1995. In consideration thereof, the Company will receive a proportionate number of shares of common stock of the surviving corporation based upon the relative fair values of Public Gas and National Propane.

    In connection with such merger the Company intends to repurchase the Debentures ($45.0 million principal amount as of March 31, 1995) prior to maturity during 1995. The Company presently anticipates financing such repurchase with collection of a $26.5 million promissory note (the "Note") due from Triarc (see subsequent discussion), the Company's available cash and marketable securities ($17.3 million at March 31, 1995) and $9.5 million received on May 5, 1995 with respect to the collection of the promissory note from RCAC. Although the Company is informed that it is Triarc's intention to repay the Note, there can be no assurance that Triarc will be able to obtain sufficient cash to do so. Accordingly, there can also be no assurance that the Debentures will be repurchased prior to maturity.

    At March 31, 1995 the Company had a receivable from Triarc of $32.4 million including the Note and a demand promissory note (the "Demand Note") with a principal amount of $3.5 million at March 31, 1995. The accrued and unpaid interest on the Note totaled $2.4 million at March 31, 1995, which is net of $3.4 million of offsets for amounts otherwise payable to Triarc for facilities relocation and corporate restructuring and other charges. The Note bears interest at the annual rate of 13% and is due on August 1, 1998. Loans under the Demand Note bear interest at the prime rate plus 1 1/4%, payable in cash. As previously discussed the Company anticipates that Triarc will repay the Note during 1995 in connection with transactions related to the intended early retirement of the Debentures. If the Debentures are not retired and Triarc does not repay the Note, the Company expects that to the extent it realizes the interest on the Note from Triarc, such realization will be through offsets of future amounts otherwise due Triarc and, therefore, such interest will not provide cash flows to the Company. Should such offsets not be adequate, the Company expects to be required to make loans to Triarc approximating the amount of any cash interest received.

    In August 1994 the Company entered into a credit arrangement with RCAC and in accordance therewith received a promissory note (the "RCAC Note") maturing in September 1995 pursuant to which the Company may lend up to $9.5 million. Loans under the RCAC Note bear interest at 11 7/8%, payable quarterly in cash. As of March 31, 1995, the Company had made loans under the RCAC Note of $9.5 million. The RCAC Note was fully repaid on May 5, 1995.

    Under its present credit facility agreement, Graniteville is unable to pay any dividends or make any loans or advances to its stockholders, including the Company, prior to December 31, 1995, and Graniteville's ability to do so thereafter will be limited. Accordingly, any current income from the investment in Graniteville will not provide cash flows to the Company in 1995.

    The Company is required to make an annual $9.0 million sinking fund payment on the Debentures and to pay interest on such Debentures semi-annually on February 1 and August 1 of each year. On February 1, 1995 the Company made its $9.0 million sinking fund payment together with interest of $3.2 million. As previously discussed, the Company intends to repurchase the remaining $45.0 million principal amount of the Debentures prior to maturity in 1995.

    The indenture pursuant to which the Debentures were issued contains a provision which limits to $100.0 million the aggregate amount of specified kinds of indebtedness that the Company and its consolidated subsidiaries can incur. At March 31, 1995 such indebtedness was $42.9 million resulting in allowable additional indebtedness, if the Company desired to make such borrowings and if such financing could be obtained, of $57.1 million.

    The Company has $6.0 million of restricted cash of which $5.25 million supports letters of credit which collateralize certain performance and other bonds relating to the former utility and municipal services segment and $0.75 million represents funds held in escrow resulting from the sale of the natural gas and oil business. The Company currently anticipates the release of $2.5 million supporting a portion of the letters of credit collateralizing bonds later in the second quarter of 1995 which will then be available for general corporate purposes. The performance and related warranties secured by the bonds remaining after the release of $2.5 million will not be substantially completed until 1996 with a small portion extending into 1997. The funds held in escrow, net of charges thereto, revert to the Company in August 1995 ($0.25 million) and August 1996 ($0.5 million).

    The Company had cash and cash equivalents used in operating activities of $1.0 million during the three months ended March 31, 1995. Such amount consisted of $4.6 million of net income less (i) net non-cash adjustments of $2.6 million and (ii) net changes in operating assets and liabilities of $3.0 million. It is anticipated that cash flows from operating activities for 1995 will approximate break-even. Significant cash requirements for the remainder of 1995, excluding requirements related to the intended early retirement of the Debentures discussed above, will include approximately $2.6 million of cash used by discontinued operations. The Company believes that its existing cash and cash equivalents and marketable securities will be more than sufficient to enable the Company to meet its short-term cash requirements.

CONTINGENCIES

    The Company continues to have legal and environmental contingencies of the same nature and general magnitude as those described in "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Form 10-K. After considering amounts provided in prior periods, the Company does not believe that the contingencies referred to above, as well as ordinary routine litigation, will have a material adverse effect on its consolidated financial position or results of operations.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES


PART II.  OTHER INFORMATION

    Nothing to report.

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SOUTHEASTERN PUBLIC SERVICE COMPANY



Date:  May 19, 1995                       BY:  /S/  JOSEPH A. LEVATO
                                               ---------------------
                                               Joseph A. Levato
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (On behalf of the Company)


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