Form 10-Q
period 1995-06-30
SOUTHEASTERN PUBLIC SERVICE CO
filed 1995-08-18
CIK 92050

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission file number: 1-4351


                SOUTHEASTERN PUBLIC SERVICE COMPANY
      (Exact name of registrant as specified in its charter)


                Delaware                  13-5534018
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)  Identification No.)

    2001 N.W. 107th Avenue, Miami, FL       33172
  (Address of principal executive offices)(Zip code)

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

  As of July 31, 1995, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, Triarc Companies, Inc., through a wholly-owned subsidiary.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

       SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                                         December 31,  June 30,
                                             1994        1995
                                             -----       -----
                                               (In thousands)
        ASSETS                                (A)     (Unaudited)
Current assets:
  Cash and cash equivalents                 $     25,807      $22,403
  Restricted cash                            6,014       3,514
  Marketable securities                      9,152       7,588
  Note receivable from RC/Arby's Corporation       6,550        --
  Receivables, net                           5,051         480
  Inventories and other current assets       1,247       1,839
                                                --------      --------
      Total current assets                  53,821      35,824
Due from Triarc Companies, Inc., net        27,769      34,227
Investments in affiliates                   83,995          104,833
Properties, net                                   10,921        --
Unamortized costs in excess of net assets of
  acquired companies                         7,447       1,609
Other assets                                             4,416     5,043
                                                --------        --------
                                            $    188,369      $  181,536
                                                ========        ========
         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt         $     51,056      $   42,543
  Accounts payable                           1,184         697
  Accrued expenses                           5,907       1,860
  Net current liabilities of discontinued
   operations                                      4,610      4,516
                                                --------        --------
      Total current liabilities             62,757      49,616
                                                --------        --------
Long-term debt                                       567        --
Other liabilities                            3,043       1,201
Net non-current liabilities of discontinued
  operations                                             1,360       910
Stockholder's equity:
  Common stock                                         1          1
  Additional paid-in capital                     120,081         120,081
  Retained earnings                            786       9,723
  Net unrealized gain (loss) on marketable
    securities, net of income taxes           (226)          4
                                                --------        --------
     Total stockholder's equity                  120,642         129,809
                                                --------        --------
                                            $    188,369      $  181,536
                                                ========        ========

  (A) Derived from the audited consolidated financial statements as of December 31, 1994.

See accompanying notes to condensed consolidated financial statements.

       SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED INCOME STATEMENTS

                            Three months ended       Six months ended
                              June 30,                June 30,
                            --------------------                      -----------------
                          1994      1995      1994      1995
                          -----     -----     ----      ----
                                      (In thousands)
                                      (Unaudited)
Net sales                       $    5,795   $ 5,619   $    15,618     $   15,542
                            --------        --------      --------       --------
Costs and expenses:
  Cost of sales            4,751     4,458    11,280   10,993
  Selling, general and
   administrative            878       838     1,545    1,804
                            --------        --------      --------       --------
                           5,629     5,296    12,825   12,797
                            --------        --------      --------       --------
   Operating profit          166       323     2,793    2,745
Other income (expense):
  Interest expense        (2,029)   (1,727)   (4,123)  (3,560)
  Equity in earnings of
   affiliates                        1,846     4,098    3,777     6,618
  Interest income from Triarc
   Companies, Inc. and its
   subsidiaries              860     1,089     1,711    2,189
  Other, net                           504       528    1,179       945
                            --------        --------      --------       --------
   Net income                   $    1,347   $ 4,311   $5,337     $         8,937
                            ========        ========      ========       ========

See accompanying notes to condensed consolidated financial statements.
PAGE

       SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Six months ended
                                                 June 30,
                                               --------------------
                                             1994        1995
                                             -----       -----
                                               (In thousands)
                                                                          (Unaudited)
Cash flows from operating activities:
  Net income                                            $5,337     $    8,937
  Adjustments to reconcile net income to
   net cash and cash equivalents provided by
   (used in) operating activities:
   Depreciation and amortization of properties       571        521
   Amortization of deferred financing costs
     and original issue discount               726         656
   Amortization of costs in excess of net assets
     of acquired companies                     204         197
   Equity in earnings of affiliates         (3,777)     (6,618)
   Interest income from Triarc Companies, Inc.
     and its affiliates not realized in cash      (1,711)      (181)
   Other, net                                       (210)      (752)
   Changes in operating assets and liabilities:
     Decrease in:
      Restricted cash                          --        2,500
      Receivables                            1,566       1,848
      Inventories and other current assets     604         149
     Increase (decrease) in:
      Accounts payable                      (1,953)          6
      Accrued expenses                      (3,376)     (1,577)
                                                --------      --------
        Net cash and cash equivalents provided by
         (used in) operating activities     (2,019)      5,686
                                                --------      --------
Cash flows from investing activities:
   Purchases of marketable securities       (7,154)     (7,033)
   Sales of marketable securities                  8,823      8,781
   Collection of loan to RC/Arby's Corporation       --       6,550
   Capital expenditures                       (208)       (682)
   Proceeds from sale of subsidiary            --          730
   Increase in amounts due from Triarc
     Companies, Inc.                           --         (241)
   Loan to Triarc Companies, Inc.              --       (6,191)
   Purchase of notes receivable             (1,239)        --
   Other, net                                         25       (640)
                                                --------      --------
        Net cash and cash equivalents provided by
         investing activities                  247       1,274
                                                --------      --------
Cash flows from financing activities:
   Repayments of long-term debt             (9,023)     (9,042)
   Redemption of subsidiary preferred stock   (703)        --
                                                --------      --------
        Net cash and cash equivalents used in
         financing activities               (9,726)     (9,042)
                                                --------      --------
Net cash used in continuing operations           (11,498)     (2,082)
Net cash provided by (used in) discontinued
  operations                                       3,667      (1,322)
                                                --------      --------
Net decrease in cash and cash equivalents   (7,831)     (3,404)
Cash and cash equivalents at beginning of period  22,813      25,807
                                                --------      --------
Cash and cash equivalents at end of period  $     14,982      $22,403
                                                ========      ========

See accompanying notes to condensed consolidated financial statements.

       SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements
                           June 30, 1995
                            (Unaudited)

1. Basis of Presentation

    Southeastern Public Service Company and subsidiaries (the "Company") is an indirect wholly-owned (71.1% owned prior to April 14, 1994) subsidiary of Triarc Companies, Inc. ("Triarc").

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1994 and June 30, 1995, its results of operations for the three and six-month periods ended June 30, 1994 and 1995 and its cash flows for the six-month periods ended June 30, 1994 and 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("Form 10-K").

    Certain amounts included in the prior period's condensed consolidated financial statements have been reclassified to conform with the current periods' presentation.

2.  Public Gas Merger

    Effective June 29, 1995 Public Gas Company ("Public Gas"), previously a wholly-owned subsidiary engaged in the liquefied petroleum gas business , was merged with and into National Propane Corporation ("National Propane"), an indirect wholly-owned subsidiary of Triarc (the "Merger"). In consideration for its investment in Public Gas, the Company received 24.8% of the issued and outstanding shares of common stock of the merged corporation which is a proportionate share based upon the relative fair values of Public Gas and National Propane. The Company's investment in National Propane has been recorded at the $14,220,000 net book value of Public Gas at the date of the Merger since such merger is a transfer of assets and liabilities in exchange for shares among a controlled group of companies. Such investment will be accounted for in accordance with the equity method of accounting. Since the Company's ownership interest enables it to exert significant influence over the surviving corporation, the Company has continued to reflect the liquefied petroleum gas business as a continuing operation.

3.  Discontinued Operations

    As of June 30, 1995 the Company has completed the sale of substantially all of its discontinued operations, but there remain, however, certain environmental and other liabilities to be liquidated (the estimates of which have been previously accrued) as well as certain contingent assets which may be collected (the benefits of which have not been recorded). The contingent assets are principally comprised of two notes from the sale of the refrigeration business in the remaining amounts as of June 30, 1995 of $3,934,000 (discounted value $3,242,000) and $3,000,000 (discounted value $2,506,000). The Company expects the liquidation of the remaining liabilities associated with the discontinued operations will not have a material impact on its consolidated financial position or results of operations.

4.  Investments in Affiliates

    Investments in affiliates consisted of the following (in thousands):

                                         December 31,  June 30,
                                             1994        1995
                                             ----        ----
     Graniteville Company                   $     83,722      $   90,528
     CFC Holdings Corp.                        273          85
     National Propane (A)                      --       14,220
                                                --------        --------
                                            $     83,995      $  104,833
                                                ========        ========

(A) See Note 2, "Public Gas Merger" for a discussion of the investment in National Propane.

    Equity in earnings of affiliates consisted of the following (in thousands):

                            Three months ended Six months ended
                            June 30,           June 30,
                            ------------------ ------------------
                          1994     1995      1994     1995
                          ----     ----      ----     ----
                                            <C
     Graniteville Company      $   1,769    $ 4,220  $3,575     $    6,806
     CFC Holdings Corp.      77     (122)       202    (188)
                          --------         --------     --------            --------
                         $1,846   $4,098    $ 3,777  $6,618
                          ========         ========     ========            ========

    Under its credit facility as amended on August 3, 1995, Graniteville Company ("Graniteville"), a 50% owned affiliate (49% owned prior to August 30, 1994), is not permitted to pay dividends or make loans or advances to its stockholders, including the Company, until the outstanding principal balance of Graniteville's term loan is less than $55,000,000 (the outstanding principal balance was $86,000,000 as of August 4, 1995 after borrowing an additional $31,000,000 under the term loan. In accordance with the amended repayment terms of the term loan, Graniteville is not scheduled to be able to pay any dividends or make any loans or advances to the Company prior to December 31, 1998.

    Summary consolidated results of operations of Graniteville for the three and six-month periods ended June 30, 1994 and 1995 are as follows (in thousands):

                            Three months ended Six months ended
                            June 30,            June 30,
                            -------------------     -------------------
                          1994     1995      1994      1995
                          ----     ----      ----      ----
     Operating revenues $  143,683       $  137,792  $273,673    $  282,848
     Operating profit     8,705     7,756    16,366   16,688
     Net income           3,611     8,441     7,297   13,613

5.  Income Taxes

    There is no provision for income taxes for the three and six-month periods ended June 30, 1994 and 1995 due to the release of valuation allowances attributable to the utilization of net operating and other loss and tax credit carryforwards.

6.  Transactions with Affiliates

    In August 1994, the Company entered into a credit arrangement with RC/Arby's Corporation ("RCAC"), an indirect wholly-owned subsidiary of Triarc, and in accordance therewith received a promissory note from RCAC (the "RCAC Note") maturing in September 1995 pursuant to which the Company may lend up to $9,500,000. Loans under the RCAC Note bear interest at 11 7/8%, payable quarterly. The $6,550,000 outstanding as of December 31, 1994, under the RCAC Note has been collected as of June 30, 1995; subsequent thereto, however, the Company loaned $9,500,000 thereunder.

    In September 1994, the Company entered into a credit arrangement with Triarc and in accordance therewith received a demand promissory note from Triarc (the "Demand Note") pursuant to which the Company may make loans of unspecified amounts to Triarc. Loans under the Demand Note bear interest at the prime rate plus 1 1/4%. As of June 30, 1995 the Company had made loans under the Demand Note of $6,191,000.

    During the three and six-month periods ended June 30, 1995 the Company recorded $105,000 and $371,000, respectively, of interest income on the RCAC Note and $104,000 and $107,000, respectively, of interest income on the Demand Note which have been included in "Interest income from Triarc Companies, Inc. and its subsidiaries" in the condensed consolidated income statements.

    In addition, the Company continues to have certain related party transactions of the same nature and general magnitude as those described in
Note 17 to the consolidated financial statements contained in the Form 10-K.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

    Net sales decreased $0.1 million to $15.5 million in the six months ended June 30, 1995 as a result of a $0.3 million reduction in appliance and service revenue, partially offset by $0.2 million of slightly higher rental billings for tanks and cylinders.

    Operating profit of $2.7 million in the six months ended June 30, 1995 was unchanged from the prior year reflecting a gross profit increase of $0.3 million offset by an increase of $0.3 million in selling, general and administrative. The increase in gross profit primarily reflects the aforementioned increase in tank and cylinder rental billings which had no related incremental cost. Selling, general and administrative increased primarily due to a $0.1 million increase in management services charged to the continuing operations of the Company by National Propane Corporation ("National Propane"), an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"), the Company's indirect parent, and general inflationary increases.

    Interest expense decreased $0.6 million to $3.6 million in the six months ended June 30, 1995 due to a lower level of debt outstanding during 1995 as a result of the annual $9.0 million sinking fund payment made on February 1, 1995 on the 11 7/8% senior subordinated debentures due February 1, 1998 (the "Debentures").

    Equity in earnings of affiliates increased $2.8 million to $6.6 million in the six months ended June 30, 1995 due to a $3.2 million increase in the equity in earnings of Graniteville Company ("Graniteville"), partially offset by a $0.4 million decrease due to the equity in losses of CFC Holdings Corp. ("CFC") compared with income in the 1994 period. Net income at Graniteville increased $6.3 million during the six months ended June 30, 1995 resulting from increased operating profit of $0.3 million and increased other income of $12.4 million less increased interest expense of $2.6 million and higher income taxes of $3.8 million. The increase in other income reflected (i) an $11.9 million gain from the sale of excess timberland and (ii) a $1.9 million insurance recovery relating to fire-damaged equipment, partially offset by a $1.2 million loss resulting from Graniteville's equity in losses of a Taiwanese joint venture. Graniteville's interest expense increased principally due to an increase in interest rates on its floating-rate debt and, to a lesser extent, to higher borrowing levels.

    Interest income from Triarc Companies, Inc. and its subsidiaries increased $0.5 million to $2.2 million in the six months ended June 30, 1995 of which $0.4 million is due to loans to RC/Arby's Corporation ("RCAC"), a subsidiary of Triarc, relating to a credit agreement entered into in August 1994 and $0.1 million is due to additional loans to Triarc.

    Other, net decreased $0.2 million to $0.9 million of income in the six months ended June 30, 1995 resulting from a $0.5 million decline from the sale of marketable securities (reflecting a gain of $0.3 million in the 1994 period and a loss of $0.2 million in the 1995 period), partially offset by a $0.2 million increase in interest income and a $0.1 million decline in other expenses.

    The Company did not have any provision for income taxes for the six-month periods ended June 30, 1994 and 1995 due to the release of valuation allowances attributable to the utilization of net operating and other loss and tax credit carryforwards.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED JUNE 30,
1994

    Net sales decreased $0.2 million to $5.6 million in the three months ended June 30, 1995 as a result of (i) a $0.1 million reduction in average selling prices and sales volume of liquefied petroleum gas ("LP Gas") and
(ii) a $0.2 million reduction in appliance and service revenue, all partially offset by a $0.1 million increase in rental billings for tanks and cylinders.

    Operating profit increased $0.2 million to $0.3 million in the three months ended June 30, 1995 resulting from an increase in gross profit reflecting the aforementioned increase in tank and cylinder rental billings which had no related incremental cost.

    Interest expense decreased $0.3 million to $1.7 million in the three months ended June 30, 1995 due to a lower level of debt outstanding during 1995 as a result of the annual $9.0 million sinking fund payment on the Debentures made on February 1, 1995.

    Equity in earnings of affiliates increased $2.3 million to $4.1 million in the three months ended June 30, 1995 due to a $2.5 million increase in the equity in earnings of Graniteville, partially offset by a $0.2 million decrease due to the equity in losses of CFC compared with income in the 1994 period. Net income at Graniteville increased $4.8 million during the 1995 quarter resulting from an increase in other income of $9.6 million less (i) a $0.9 million decrease in operating profit, (ii) increased interest expense of $1.0 million and (iii) higher income taxes of $2.9 million. The increase in other income principally reflected a $10.7 million gain from the sale of excess timberland, partially offset by a $0.9 million loss resulting from Graniteville's equity in losses of a Taiwanese joint venture. Graniteville's interest expense increased due to an increase in interest rates on its floating-rate debt and, to a lesser extent, to higher borrowing levels.

    Interest income from Triarc Companies, Inc. and its subsidiaries increased $0.2 million to $1.1 million in the three months ended June 30, 1995 of which $0.1 million is due to loans to RCAC relating to a credit agreement entered into in August 1994 and $0.1 million is due to additional loans to Triarc.

    Other, net of $0.5 million of income in the three months ended June 30, 1995 was unchanged from the prior year.

    The Company did not have any provision for income taxes for the three-month periods ended June 30, 1994 and 1995 due to the release of valuation allowances attributable to the utilization of net operating and other loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents ("Cash") and marketable securities, excluding restricted cash, decreased $5.0 million during the six months ended June 30, 1995 to $30.0 million. Such decrease reflects (i) scheduled repayments of long-term debt of $9.0 million, (ii) a $6.2 million loan to Triarc, (iii) net Cash used in discontinued operations of $1.3 million and (iv) other investing activities of $0.8 million, all partially offset by (i) net Cash provided by operations of $5.7 million and (ii) collection from RCAC of a $6.6 million loan.

    At June 30, 1995 the Company had a receivable from Triarc of $34.2 million including a $26.5 million promissory note (the "Note") and a demand promissory note (the "Demand Note") with a principal amount of $6.2 million plus accrued and unpaid interest on the Note and Demand Note of $1.4 million and $0.1 million, respectively. The Note bears interest at the annual rate of 13%, payable in cash, and is due on August 1, 1998. The Demand Note bears interest at the prime rate plus 1 1/4%, payable upon demand in cash.
However, the Company does not expect any cash flows from interest since the Company expects to be required to make loans to Triarc approximating the amount of any cash interest received, except in connection with the anticipated repayment of the Debentures (see below).

    On July 22, 1993 the Company's Board of Directors authorized the sale or liquidation of its utility and municipal services, refrigeration and natural gas and oil ("NG&O") business segments which have been accounted for as discontinued operations in the Company's consolidated financial statements. In February 1995, the Company completed the sale of the stock of the remaining operations of the NG&O segment for net proceeds of $0.7 million and as of June 30, 1995 the Company has completed the sale of substantially all of its discontinued operations. There remain, however, certain environmental and other liabilities to be liquidated (the estimates of which have been previously accrued) as well as certain contingent assets which may be collected (the benefits of which have not been recorded). The contingent assets are principally comprised of two notes from the sale of the refrigeration business in the remaining amounts of $3.9 million and $3.0 million with no remaining scheduled collections in 1995.

    In addition, on July 22, 1993 the Company's Board of Directors authorized the sale or liquidation of its LP Gas business, Public Gas Company ("Public Gas"). As previously reported, effective June 29, 1995 Public Gas was merged with and into National Propane (the "Merger"). In consideration for its investment in Public Gas, the Company received 24.8% of the issued and outstanding shares of common stock of the merged corporation which is a proportionate share based upon the relative fair values of Public Gas and National Propane. Such investment will be accounted for in accordance with the equity method of accounting.

    In connection with the Merger the Company intends to redeem the Debentures ($45.0 million principal amount as of June 30, 1995) by December 31, 1995 which is prior to maturity. The Company presently anticipates financing such redemption with the collection of a minimum of $22.6 million on the Note, the Company's $7.4 million pro-rata share of a $30.0 million dividend expected to be declared by National Propane, and the Company's available Cash and marketable securities ($30.0 million at June 30, 1995). Although the Company is informed that it is Triarc's intention to repay the Note, there can be no assurance that Triarc will be able to obtain sufficient cash to do so. Accordingly, there can also be no assurance that the Debentures will be redeemed prior to maturity.

    On August 3, 1995 Graniteville amended its credit facility agreement. Under its amended credit facility agreement, Graniteville is not scheduled to be able to pay any dividends or make any loans or advances to its stockholders, including the Company, prior to December 31, 1998, and Graniteville's ability to do so thereafter will be limited. In addition, under the terms of its bank facility, National Propane is limited in its ability to pay dividends or make advances to the Company other than $30.0 million of availability, which is restricted to the redemption of the Debentures (of which $7.4 million will be dividended to the Company and $22.6 million to Triarc). Accordingly, any earnings from the Company's investments in Graniteville and National Propane will not provide any cash flows to the Company in 1995.

    The Company is required to make an annual $9.0 million sinking fund payment on the Debentures on February 1 and to pay interest on such Debentures semi-annually on February 1 and August 1 of each year. On February 1, 1995 the Company made its $9.0 million sinking fund payment and on February 1, 1995 and August 1, 1995 the Company made its interest payments of $3.2 million and $2.7 million, respectively. As previously discussed, the Company intends to redeem the remaining $45.0 million principal amount of the Debentures prior to maturity in December 1995.

    The indenture pursuant to which the Debentures were issued contains a provision which limits to $100.0 million the aggregate amount of specified kinds of indebtedness that the Company and its consolidated subsidiaries can incur. At June 30, 1995 such indebtedness was $42.5 million resulting in allowable additional indebtedness, if the Company desired to make such borrowings and if such financing could be obtained, of $57.5 million.

    The Company has $3.5 million of restricted cash of which $2.75 million supports letters of credit which collateralize certain performance and other bonds relating to the former utility and municipal services segment and $0.75 million represents funds held in escrow resulting from the sale of the natural gas and oil business. During the three months ended June 30, 1995, the restriction on $2.5 million supporting a portion of the letters of credit collateralizing bonds was removed and such cash is now available for general corporate purposes. The performance and related warranties secured by the bonds remaining will not be substantially completed until 1996 with a small portion extending into 1997. The funds held in escrow, net of charges thereto, revert to the Company later in August 1995 ($0.25 million) and in August 1996 ($0.5 million).

    The Company had Cash provided by operating activities of $5.7 million during the six months ended June 30, 1995. Such amount consisted of (i) $8.9 million of net income and (ii) net changes in operating assets and liabilities of $2.9 million, less net non-cash adjustments of $6.1 million. Significant cash requirements for the remainder of 1995, excluding requirements related to the intended redemption of the Debentures discussed above, will include approximately $3.5 million of Cash to be used by continuing operations, including $2.7 million of interest paid on August 1, 1995 with respect to the Debentures, and approximately $3.0 million of Cash to be used by discontinued operations. Other than its Cash and marketable securities, the Company's only remaining significant sources of Cash effectively are (i) collections of contingent assets from its discontinued operations, (ii) a $7.4 million dividend from National Propane which will be restricted to the redemption of the Debentures and/or (iii) collections on the intercompany Note and Demand Note. However, the Company believes that its existing Cash and marketable securities will be more than sufficient to enable the Company to meet its short-term cash requirements and, assuming the Company receives $7.4 million of dividends from National Propane and Triarc repays approximately $22.6 million on the Note, there will be sufficient Cash and marketable securities to redeem the Debentures by December 31, 1995.

TRENDS

    Sales and gross profits up to June 30, 1995 relate entirely to Public Gas. As a result of the Merger, the Company will have no future sales or gross profits and significantly lower selling, general and administrative expenses.

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

       SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 5.     Other Information

    On June 15, 1995, a newly-formed indirect wholly-owned subsidiary of the registrant was merged into Public Gas Company ("Public Gas"). As a result of such merger (the "Public Gas Merger"), each share of common stock of Public Gas outstanding immediately prior to the time the Public Gas Merger became effective (other than shares which were held by a subsidiary of the registrant) was converted into the right to receive $69.92, in cash (approximately $133,000, in aggregate). As a result of the Public Gas Merger, the registrant acquired all of the common stock of Public Gas that it did not own prior to such merger (approximately 0.3%). Thereafter, on June 29, 1995, Public Gas was merged with and into National Propane Corporation, an indirect wholly-owned subsidiary of Triarc Companies, Inc., the registrant's indirect parent. As a result of the merger, the shares of Public Gas held by the registrant were converted, in the aggregate, into shares representing 24.8% of the outstanding common stock of National Propane Corporation.

       SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SOUTHEASTERN PUBLIC SERVICE COMPANY



Date:  August 18, 1995           BY: /S/  JOSEPH A. LEVATO
                                     ---------------------
                                     Joseph A. Levato
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (On behalf of the Company)


                                     /S/  FRED H. SCHAEFER
                                     ---------------------
                                     Fred H. Schaefer
                                     Vice President and
                                     Chief Accounting Officer
                                     (Principal accounting officer)