Form 10-Q
period 1995-09-30
SOUTHEASTERN PUBLIC SERVICE CO
filed 1995-11-20
CIK 92050

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                           FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to____________________

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

   As of October 31, 1995, all of the voting stock of the registrant (consisting of 1,000 shares of common stock, $1.00 par value) was held by the registrant's parent, Triarc Companies, Inc., through a wholly-owned subsidiary.
PAGE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              December 31,     September 30,
                                                                  1994             1995
                                                                  -----            -----
                                                                     (In thousands)
                               ASSETS                              (A)          (Unaudited)
Current assets:
   Cash and cash equivalents                                 $    25,807        $   10,390
   Restricted cash                                                 6,014             3,514
   Marketable securities                                           9,152             7,239
   Note receivable from RC/Arby's
    Corporation                                                    6,550               --
   Receivables, net                                                5,051               506
   Inventories and other current assets                            1,247             1,840
                                                                --------          --------
         Total current assets                                     53,821            23,489
Due from Triarc Companies, Inc., net                              27,769            35,211
Note receivable from RC/Arby's Corporation                           --              8,811
Investments in affiliates                                         83,995           104,543
Properties, net                                                   10,921               --
Unamortized costs in excess of net assets
   of acquired companies                                           7,447             1,593
Other assets                                                       4,416             4,922
                                                                --------          --------
                                                             $   188,369        $  178,569
                                                                ========          ========
              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current portion of long-term debt                         $    51,056        $   42,812
   Accounts payable                                                1,184               142
   Accrued expenses                                                5,907               400
   Net current liabilities of
     discontinued operations                                       4,610             4,328
                                                                --------          --------
         Total current liabilities                                62,757            47,682
                                                                --------          --------
Long-term debt                                                       567               --
Other liabilities                                                  3,043             1,100
Net non-current liabilities of discontinued
   operations                                                      1,360               695
Stockholder's equity:
   Common stock                                                        1                 1
   Additional paid-in capital                                    120,081           120,081
   Retained earnings                                                 786             9,037
   Net unrealized loss on
      marketable securities, net of
      income taxes                                                  (226)              (27)
                                                                --------          --------
       Total stockholder's equity                                120,642           129,092
                                                                --------          --------
                                                             $   188,369        $  178,569
                                                                ========          ========

   (A) Derived from the audited consolidated financial statements as of December 31, 1994.

       See accompanying notes to condensed consolidated financial statements.
PAGE

                                SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three months ended           Nine months ended
                                                 September 30,                September 30,
                                             --------------------          -----------------
                                            1994           1995          1994            1995
                                            -----          -----         ----            ----
                                                              (In thousands)
                                                                (Unaudited)
Net sales                                $    5,134     $     --      $  20,752    $    15,542
                                           --------      --------      --------       --------
Costs and expenses:
   Cost of sales                              4,478           --         15,758         10,993
   Selling, general and
     administrative                             880           234         2,425          2,038
                                           --------      --------      --------       --------
                                              5,358           234        18,183         13,031
                                           --------      --------      --------       --------
     Operating profit (loss)                   (224)         (234)        2,569          2,511
Other income (expense):
   Interest expense                          (2,049)       (1,696)       (6,172)        (5,256)
   Equity in net earnings
     (losses) of affiliates                   1,851          (479)        5,628          6,139
   Interest income from
     Triarc Companies, Inc.
     and its subsidiaries                       881         1,314         2,592          3,503
   Other, net                                   255           409         1,434          1,354
                                           --------      --------      --------       --------
     Net income (loss)                   $      714     $    (686)    $   6,051    $     8,251
                                           ========      ========      ========       ========

     See accompanying notes to condensed consolidated financial statements.
PAGE

                                SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           Nine months ended
                                                                             September 30,
                                                                         --------------------
                                                                         1994              1995
                                                                         -----             -----
                                                                            (In thousands)
                                                                              (Unaudited)
Cash flows from operating activities:
  Net income                                                          $    6,051       $   8,251
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization of properties                             845             521
     Amortization of deferred financing costs
       and original issue discount                                         1,084             979
     Amortization of costs in excess of net assets
       of acquired companies                                                 438             215
     Equity in net earnings of affiliates                                 (5,628)         (6,139)
     Interest income from Triarc Companies, Inc.
       and its affiliates not realized in cash                            (2,592)         (1,204)
     Other, net                                                             (685)           (794)
     Changes in operating assets and liabilities:
       Decrease in:
         Restricted cash                                                     --            2,500
         Receivables                                                       1,997           1,850
         Inventories and other current assets                                338             149
         Accounts payable                                                 (2,461)           (549)
         Accrued expenses                                                 (4,054)         (3,020)
                                                                        --------        --------
           Net cash provided by (used in)
              operating activities                                        (4,667)          2,759
                                                                        --------        --------
Cash flows from investing activities:
     Proceeds from sales of subsidiaries                                  21,832             730
     Purchases of marketable securities                                  (10,711)         (9,425)
     Sales of marketable securities                                       11,002          11,479
     Loan to RC/Arby's Corporation                                           --           (2,450)
     Capital expenditures                                                   (355)           (682)
     Increase in amounts due from Triarc
       Companies, Inc.                                                       --             (230)
     Loan to Triarc Companies, Inc.                                       (5,200)         (6,191)
     Purchase of notes receivable                                         (1,239)
     Other, net                                                               28            (640)
                                                                        --------        --------
           Net cash provided by (used in)
              investing activities                                        15,357          (7,409)
                                                                        --------        --------
Cash flows from financing activities:
     Repayments of long-term debt                                         (9,025)         (9,042)
     Redemption of subsidiary preferred stock                               (703)            --
                                                                        --------        --------
           Net cash used in financing activities                          (9,728)         (9,042)
                                                                        --------        --------
Net cash provided by (used in) continuing
 operations                                                                  962         (13,692)
Net cash used in discontinued operations                                  (1,571)         (1,725)
                                                                        --------        --------
Net decrease in cash and cash equivalents                                   (609)        (15,417)
Cash and cash equivalents at beginning of period                          22,813          25,807
                                                                        --------        --------
Cash and cash equivalents at end of period                            $   22,204       $  10,390
                                                                        ========        ========

See accompanying notes to condensed consolidated financial statements.
PAGE

              SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                     Notes to Condensed Consolidated Financial Statements
                                      September 30, 1995
                                          (Unaudited)

1.   Basis of Presentation

     Southeastern Public Service Company and subsidiaries (the "Company") is an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc").

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1994 and September 30, 1995, its results of operations for the three and nine-month periods ended September 30, 1994 and 1995 and its cash flows for the nine-month periods ended September 30, 1994 and 1995. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("Form 10-K").

     Certain amounts included in the prior period's condensed consolidated financial statements have been reclassified to conform with the current period's presentation.

2.   Public Gas Merger

     Effective June 29, 1995 Public Gas Company ("Public Gas"), previously a wholly-owned subsidiary engaged in the liquefied petroleum gas business, was merged with and into National Propane Corporation ("National Propane"), an indirect wholly-owned subsidiary of Triarc (the "Merger"). In consideration for its investment in Public Gas, the Company received 24.8% (see Note 4) of the issued and outstanding shares of common stock of the merged corporation which was a proportionate share based upon the relative fair values of Public Gas and National Propane. The Company's investment in National Propane was recorded initially at the $14,220,000 net book value of Public Gas at the date of the Merger since such merger is a transfer of assets and liabilities in exchange for shares among a controlled group of companies. Such investment subsequent to June 29, 1995 is being accounted for in accordance with the equity method of accounting. Since the Company's ownership interest enables it to exert significant influence over the surviving corporation, the Company continued to reflect the liquefied petroleum gas business as a continuing operation through the Merger date.

3.   Discontinued Operations

     As of September 30, 1995 the Company has completed the sale of substantially all of its discontinued operations, but there remain, however, certain environmental and other liabilities to be liquidated (the estimates of which have been previously accrued) as well as certain contingent assets which may be collected (the benefits of which have not been recorded). The contingent assets are principally comprised of two notes from the sale of the refrigeration business in the remaining amounts as of September 30, 1995 of $3,934,000 (discounted value $3,285,000) and $3,000,000 (discounted value $2,567,000). The Company expects the liquidation of the remaining liabilities associated with the discontinued operations will not have a material impact on its consolidated financial position or results of operations.

4.   Investments in Affiliates

     Investments in affiliates consisted of the following (in thousands):

                                                             December 31,     September 30,
                                                                 1994             1995
                                                                 ----             ----
       Graniteville Company                                  $    83,722       $   91,039
       CFC Holdings Corp.                                            273              --
       National Propane (A)                                          --            13,504
                                                                --------         --------
                                                             $    83,995       $  104,543
                                                                ========         ========

(A) See Note 2, "Public Gas Merger" for a discussion of the investment in National Propane.

     Equity in net earnings (losses) of affiliates consisted of the following (in thousands):

                                       Three months ended           Nine months ended
                                          September 30,               September 30,
                                       ------------------          ------------------
                                       1994          1995           1994         1995
                                       ----          ----           ----         ----
       Graniteville Company          $   1,886    $      511     $    5,461   $    7,317
       CFC Holdings Corp.                  (35)         (274)           167         (462)
       National Propane                    --           (716)           --          (716)
                                      --------      --------       --------     --------
                                     $   1,851    $     (479)    $    5,628   $    6,139
                                      ========      ========       ========     ========

    During the three months ended September 30, 1995 the Company's equity in losses of CFC Holdings, Corp. ("CFC") exceeded the carrying value of its investment in CFC by $189,000. Therefore, the Company has reduced its note receivable from RC/Arby's Corporation ("RCAC"), a wholly-owned subsidiary of CFC and indirect wholly-owned subsidiary of Triarc, by this amount.


     On September 29, 1995 Triarc contributed to National Propane all of the stock of a company that had recently acquired all of the stock of two entities in the liquefied petroleum gas business with a net book value at September 29, 1995 of $4,248,000. In exchange Triarc received additional shares of National Propane effectively diluting the Company's investment in National Propane from 24.8% to 24.3%.

     Summary consolidated results of operations of Graniteville Company ("Graniteville"), a 50% owned affiliate (49% owned prior to August 30, 1994), for the three and nine-month periods ended September 30, 1994 and 1995 are as follows (in thousands):

                                            Three months ended           Nine months ended
                                               September 30,               September 30,
                                            -------------------         -------------------
                                            1994         1995           1994           1995
                                            ----         ----           ----           ----
       Operating revenues              $   133,474     $  126,186    $   407,147   $    409,034
       Operating profit                      8,630          6,542         24,996         23,230
       Net income                            3,824          1,022         11,121         14,635

    Under its credit facility as amended on August 3, 1995, Graniteville is not permitted to pay dividends or make loans or advances to its stockholders, including the Company, until the outstanding principal balance of Graniteville's term loan is less than $55,000,000 (the outstanding principal balance was $86,000,000 as of September 30, 1995). In accordance with the amended repayment terms of the term loan, Graniteville is not scheduled to be able to pay any dividends or make any loans or advances to the Company prior to December 31, 1998 (however, see disclosure below of the intended sale of Graniteville and the related assumption of $174,400,000 of its debt, including debt under the credit facility in the currently estimated amount of $163,000,000).

    On September 22, 1995 Triarc entered into a letter of intent with Galey & Lord, Inc. ("Galey & Lord") whereby Galey & Lord will acquire the textile division of Graniteville, including the assumption by the buyer of $174,400,000 of Graniteville's long-term debt. The textile division being sold excludes the assets of C.H. Patrick & Co., Inc., Graniteville's wholly-owned subsidiary, and certain other assets, principally real estate and a note receivable from Triarc, not directly related to the textile division being sold. The textile division had revenues in the currently estimated amounts of $497,000,000 and $376,000,000, operating profit in the currently estimated amounts of $21,000,000 and $15,000,000 and net income in the currently estimated amounts of $3,073,000 and $507,000 for the year ended December 31, 1994 and the nine months ended September 30, 1995, respectively. Galey & Lord had revenues of $451,130,000 and $387,787,000 and net income of $17,283,000 and $9,504,000 for their fiscal year ended October 1, 1994 and the nine months ended July 1, 1995, respectively.

    The letter of intent contemplates the issuance by Galey & Lord of 34.5% of its outstanding common stock, on a fully diluted basis, to Triarc, of which the Company would have a 50% interest based upon its ownership of Graniteville, or 17.25% of the outstanding common stock of Galey & Lord. Using the current number of outstanding common shares of Galey & Lord and a per share price of $12.50 (the October 31, 1995 closing price on the New York Stock Exchange), the Company would have an ownership interest of approximately 3,200,000 newly-issued shares with an aggregate market value of approximately $40,000,000. Since the sale of the textile division is considered to be an exchange of productive assets, the investment will be initially recorded at the Company's interest in the then current book value of the textile division (currently estimated at approximately $36,000,000 as of September 30, 1995), which is a component of its investment in Graniteville, and no gain or loss will be recorded as the result of such sale.

    The letter of intent is subject to the execution of a definitive agreement, approval by the board of directors and stockholders of Galey & Lord and Triarc's board of directors, regulatory approvals and other customary closing conditions. The Company presently understands the transaction will close during the first half of 1996.

5.   Income Taxes

     The Internal Revenue Service is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued to date, principally during the third quarter of 1995, notices of proposed adjustments increasing taxable income by approximately $6,500,000, the tax effect of which has not yet been determined. The Company has not yet evaluated the majority of the proposed adjustments and, accordingly, the amount of any payments required as a result thereof cannot presently be determined. However, management of the Company believes that adequate aggregate provisions have been made in prior periods for any tax liabilities, including interest, that may result from the resolution of such proposed adjustments.

6.   Transactions with Affiliates

     The Company continues to have certain related party transactions with Triarc and its subsidiaries of the same nature and general magnitude (except for loans to Triarc and RCAC set forth below) as those described in Note 17 to the consolidated financial statements contained in the Form 10-K.

     The Company loaned an additional $2,450,000 (see Note 4 for the write-down of $189,000) under the promissory note from RCAC (the "RCAC Note") and the maturity of such note was extended to December 1996.

     The Company loaned $7,869,000 under a demand promissory note from Triarc (the "Demand Note"), of which $1,678,000 was used as an offset to interest otherwise payable to the Company with respect to the Company's $26,538,000 promissory note from Triarc.

     During the three and nine-month periods ended September 30, 1995 the Company recorded $213,000 and $585,000, respectively, of interest income on the RCAC Note and $228,000 and $335,000, respectively, of interest income on the Demand Note which have been included in "Interest income from Triarc Companies, Inc. and its subsidiaries" in the condensed consolidated statements of operations.

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

     Effective June 29, 1995 Public Gas Company ("Public Gas"), previously a wholly-owned subsidiary engaged in the liquefied petroleum gas business, was merged (the "Merger") with and into National Propane Corporation ("National Propane"), an indirect wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"), the Company's indirect parent. In consideration for its investment in Public Gas, the Company received 24.8% (reduced to 24.3% as of September 29, 1995) of the issued and outstanding shares of common stock of the merged corporation. Such investment subsequent to June 29, 1995 is being accounted for in accordance with the equity method of accounting. Since the Company's ownership interest enables it to exert significant influence over the surviving corporation, the Company has continued to reflect the liquefied petroleum gas business as a continuing operation through the Merger date. All of the Company's sales and cost of sales and substantially all of the Company's selling, general and administrative expenses for all of the periods presented through June 29, 1995 related to Public Gas and, accordingly, as a result of the Merger, subsequent to June 29, 1995 the Company is no longer reporting any sales or cost of sales and substantially lower selling, general and administrative expenses.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1995 Compared with Nine Months Ended September 30, 1994.

     Net sales decreased $5.2 million to $15.5 million in the nine months ended September 30, 1995 primarily as a result of the Merger.

     Operating profit decreased $0.1 million to $2.5 million in the nine months ended September 30, 1995 reflecting a gross profit decrease of $0.5 million significantly offset by a decrease of $0.4 million in selling, general and administrative expenses both of which are due to the Merger.

     Interest expense decreased $0.9 million to $5.3 million in the nine months ended September 30, 1995 due to a lower level of debt outstanding during 1995 primarily as a result of the annual $9.0 million sinking fund payment made on February 1, 1995 on the 11 7/8% senior subordinated debentures due February 1, 1998 (the "Debentures").

     Equity in net earnings of affiliates increased $0.5 million to $6.1 million in the nine months ended September 30, 1995 due to a $1.8 million increase in the equity in earnings of Graniteville Company ("Graniteville"), partially offset by (i) a $0.6 million decrease relating to CFC Holdings Corp. ("CFC") and (ii) $0.7 million of equity in losses of National Propane included effective June 29, 1995 as a result of the Merger. Net income at Graniteville increased $3.5 million (in which the Company has a 50% interest as of August 30, 1994 and 49% prior thereto) during the nine months ended September 30, 1995 resulting from increased other income of $10.9 million less decreased operating profit of $1.8 million, increased interest expense of $3.3 million and higher income taxes of $2.3 million. The decrease in operating profit reflected reduced gross margins due to higher costs of raw materials which could not be fully passed on to customers in the form of increased selling prices. The increase in other income reflected (i) a $12.0 million gain on the sale of excess timberland and (ii) a $1.9 million gain on an insurance recovery relating to fire-damaged equipment, partially offset by a $1.7 million loss resulting from Graniteville's equity in losses of a Taiwanese joint venture investment made in August 1994. Graniteville's interest expense increased principally due to an increase in interest rates on its floating-rate debt and, to a lesser extent, to higher borrowing levels. Net income at CFC decreased $11.6 million (in which the Company has a 5.4% interest) to a net loss of $8.7 million for the nine months ended September 30, 1995 primarily resulting from an $18.9 million increase in selling, general and administrative expenses partially offset by an $8.1 million increase in gross profit. The increase in selling, general and administrative expenses principally resulted from increased advertising and increased costs associated with building an infrastructure to facilitate expansion plans. The increase in gross profit is the result of increased revenues primarily from an increase in company-owned restaurants. The results for National Propane reflect a seasonally slower period.

     Interest income from Triarc Companies, Inc. and its subsidiaries increased $0.9 million to $3.5 million in the nine months ended September 30, 1995 of which $0.6 million is due to loans subsequent to September 30, 1994 to RC/Arby's Corporation ("RCAC"), a subsidiary of CFC and an indirect subsidiary of Triarc, and $0.3 million is due to additional loans to Triarc.

     Other, net decreased $0.1 million to $1.4 million of income in the nine months ended September 30, 1995.

     The Company did not have any provision for income taxes for the nine-month periods ended September 30, 1994 and 1995 due to non-taxable equity in earnings of affiliates which would be subject to the dividend exclusion upon any distribution of such earnings and the release of valuation allowances attributable to the utilization of net operating and other loss and tax credit carryforwards.

Three Months Ended September 30, 1995 Compared with Three Months Ended September 30, 1994

     There were no net sales in the three months ended September 30, 1995 due to the Merger.

     The Company had an operating loss of $0.2 million in both the three months ended September 30, 1994 and 1995. The 1994 amount principally represents the results of the operations of Public Gas while the 1995 amount primarily represents the Company's remaining ongoing administrative expenses, principally legal fees.

     Interest expense decreased $0.4 million to $1.7 million in the three months ended September 30, 1995 due to a lower level of debt outstanding during 1995 primarily as a result of the annual $9.0 million sinking fund payment on the Debentures made on February 1, 1995.

     Equity in net earnings (losses) of affiliates decreased $2.3 million to a loss of $0.5 million in the three months ended September 30, 1995 due to a $1.4 million decrease in the equity in earnings of Graniteville, a $0.2 million increase in the equity in losses of CFC and $0.7 million of equity in losses of National Propane, as a result of the Merger. Net income at Graniteville decreased $2.8 million during the 1995 quarter resulting from
(i) a $2.1 million decrease in operating profit, (ii) increased interest expense of $0.7 million and (iii) a $1.5 million decrease in other income, reduced by the tax thereon of $1.5 million. The decrease in operating profit reflected lower revenues and reduced gross margins, due to higher costs of raw materials which could not be fully passed on to customers in the form of higher selling prices. Interest expense increased due to an increases in interest rates and borrowing levels. Other income decreased primarily due to decreased intercompany interest income and increased equity in losses of a Taiwanese joint venture investment made in August 1994. The results for National Propane reflect a seasonally slower period.

     Interest income from Triarc Companies, Inc. and its subsidiaries increased $0.4 million to $1.3 million in the three months ended September 30, 1995 of which $0.2 million is due to loans to RCAC subsequent to September 30, 1994 and $0.2 million is due to additional loans to Triarc.

     Other, net increased $0.2 million to $0.4 million of income in the three months ended September 30, 1995.

     The Company did not have any provision for income taxes for the three-month period ended September 30, 1994 due to the non-taxable equity in earnings of affiliates. There was no benefit for income taxes in the 1995 period since the Company is in a net operating loss position.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents (collectively, "Cash") and marketable securities, excluding restricted cash, decreased $17.3 million during the nine months ended September 30, 1995 to $17.6 million. Such decrease reflects (i) scheduled repayments of long-term debt of $9.0 million, (ii) $8.7 million of aggregate loans to Triarc and RCAC, (iii) net Cash used in discontinued operations of $1.7 million and (iv) other investing activities of $0.7 million, all offset slightly by net Cash provided by operations of $2.8 million.

     At September 30, 1995 the Company had a receivable from Triarc of $35.2 million including a $26.5 million promissory note (the "Note") and a demand promissory note (the "Demand Note") with a principal amount of $7.9 million plus accrued and unpaid interest on the Note and Demand Note of $0.6 million and $0.2 million, respectively. The Note and Demand Note bear interest, however, the Company does not expect any cash flows from interest since the Company expects to be required to make loans to Triarc approximating the amount of any interest received, except for collections, if any, on the Note in connection with the anticipated repayment of the Debentures (see below).

     On July 22, 1993 the Company's Board of Directors authorized the sale or liquidation of its utility and municipal services, refrigeration and natural gas and oil ("NG&O") business segments which have been accounted for as discontinued operations in the Company's consolidated financial statements. In February 1995, the Company completed the sale of the stock of the remaining operations of the NG&O segment for net proceeds of $0.7 million and as of September 30, 1995 the Company has completed the sale of substantially all of its discontinued operations. There remain, however, certain environmental and other liabilities to be liquidated (the estimates of which have been previously accrued) as well as certain contingent assets which may be collected (the benefits of which have not been recorded). The contingent assets are principally comprised of two notes from the sale of the refrigeration business in the remaining amounts of $3.9 million and $3.0 million with no remaining scheduled collections in 1995.

     On September 22, 1995 Triarc entered into a letter of intent with Galey & Lord, Inc. ("Galey & Lord") whereby Galey & Lord will acquire the textile division of Graniteville, including the assumption by the buyer of $174.4 million of Graniteville's long-term debt including debt under Graniteville's amended credit facility in the currently estimated amount of approximately $163.0 million. The letter of intent contemplates the issuance by Galey & Lord of 34.5% of its outstanding common stock, on a fully diluted basis, to Triarc of which the Company would have a 50% interest based upon its ownership of Graniteville, or 17.25% of the outstanding common stock of Galey & Lord. See Note 7 to the accompanying condensed consolidated financial statements for further details regarding the sale and the textile division being sold. Assuming such transaction is consummated, the Company does not expect its investment in the new combined company to be a source of cash since cash dividends are not currently paid on the common stock of Galey & Lord.

     The Company previously reported that in connection with the Merger it intends to redeem the Debentures ($45.0 million principal amount as of September 30, 1995) by December 31, 1995, which is prior to maturity. The Company presently anticipates financing such redemption with the collection of a minimum of $22.7 million on the Note (Triarc's pro-rata share of a $30.0 million dividend expected to be declared by National Propane for such purpose), the Company's $7.3 million pro-rata share of such dividend, and the Company's available Cash and marketable securities ($17.6 million at September 30, 1995) together with the $4.0 million October 1995 collection on the promissory note from RCAC (the "RCAC Note"). Although the Company is informed that it is Triarc's intention to repay the Note, there can be no assurance National Propane will declare such dividend and, accordingly, that Triarc will be able to obtain sufficient cash to do so. Accordingly, there can also be no assurance that the Debentures will be redeemed prior to maturity.

       Under its credit facility agreement as amended on August 3, 1995, Graniteville is not scheduled to be able to pay any dividends or make any loans or advances to its stockholders, including the Company, prior to December 31, 1998, and Graniteville's ability to do so thereafter will be limited (however, assuming consummation of the sale of Graniteville to Galey & Lord and the assumption of debt as discussed above, such restriction may be modified). In addition, under the terms of its bank facility, National Propane is limited in its ability to pay dividends or make advances to the Company other than $30.0 million of availability (of which $7.3 million will be dividended to the Company and $22.7 million to Triarc) which is restricted to the redemption of the Debentures. Accordingly, any earnings from the Company's investments in Graniteville and National Propane will not provide any cash flows to the Company in 1995.

     The Company made its annual $9.0 million sinking fund payment on the Debentures on February 1, 1995 and paid the interest due on the Debentures on February 1, 1995 and August 1, 1995. No other payments are required on the Debentures in 1995. However, as previously discussed, the Company presently intends to redeem the remaining $45.0 million principal amount of the Debentures prior to maturity in December 1995.

     The Company has $3.5 million of restricted cash as of September 30, 1995 of which $2.75 million supports letters of credit which collateralize certain performance and other bonds relating to the former utility and municipal services segment and $0.75 million represents funds held in escrow resulting from the sale of the natural gas and oil business. In October
1995 the restriction on $0.25 million of the $0.75 million of funds held in escrow was removed. The Company does not anticipate any of the remaining restrictions to be removed during the remainder of 1995.

     The Internal Revenue Service ("IRS") is currently examining the Company's Federal income tax returns for the tax years from 1989 through 1992 and has issued to date, principally during the third quarter of 1995, notices of proposed adjustments increasing taxable income by approximately $6.5 million, the tax effect of which has not yet been determined. The Company has not yet evaluated the majority of the proposed adjustments and accordingly, the amount and timing of any payments required as a result thereof cannot presently be determined.

     The Company had Cash provided by operating activities of $2.8 million during the nine months ended September 30, 1995. Such amount consisted of
(i) $8.3 million of net income and (ii) net changes in operating assets and liabilities of $0.9 million, less net non-cash adjustments of $6.4 million. Significant cash requirements for the remainder of 1995, excluding requirements related to the intended redemption of the Debentures discussed above, will include approximately $0.3 million of Cash to be used by continuing operations and approximately $2.0 million of Cash to be used by discontinued operations. Other than its Cash and marketable securities, the Company's only remaining significant sources of Cash effectively are (i) collections of contingent assets from its discontinued operations, of which there are no contractual collections during the remainder of 1995, (ii) an anticipated $7.3 million dividend from National Propane which will be restricted to the redemption of the Debentures and/or (iii) collections, if any, on the intercompany Note, Demand Note and RCAC Note (of which $4.0 million was collected subsequent to September 30, 1995). However, the Company believes that its existing Cash and marketable securities will be more than sufficient to enable the Company to meet its short-term cash requirements for the remainder of 1995 and, assuming the Company receives $7.3 million of dividends from National Propane and Triarc repays approximately $22.7 million on the Note, there will be sufficient Cash and marketable securities to redeem the Debentures by December 31, 1995.

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

                     SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     As a result of certain environmental audits in 1991 at the Company's ice manufacturing facilities of the Refrigeration segment, the Company became aware of possible hydrocarbons and metal contamination at certain sites. The Company filed appropriate notifications with state environmental authorities and began testing and subsequently remediating such sites. Remediation varied from site to site, ranging from testing of soil and groundwater for contamination, removal of certain underground storage and other tanks to the removal of contaminated soils at certain locations and the remediation of contaminated groundwater at one site.

     As part of the ongoing testing and remediation resulting from the 1991 environmental audits and because the Company's ice manufacturing business was being sold, additional environmental testing was performed during 1994 on each of the ice properties. As a result of these environmental audits, it was determined that certain remediation, primarily removing hydrocarbons in soils and hydrocarbons in the groundwater caused by underground storage tanks and removing elevated metals in the soil, was required on thirteen ice manufacturing properties. The Company has filed appropriate notifications with state environmental authorities. The remediation process, including more definitive testing on certain properties, continued during 1994 and 1995 on the properties located in Phoenix, AZ; Tuscon, AZ; Wilcox, AZ (remediated in 1995); El Centro, CA; Marathon, FL; Miami, FL; Albuquerque, NM; and Memphis, TN (remediated in 1995). During 1994 approximately $612,000 (net of $228,000 reimbursed by the purchaser) was spent to remediate these ice manufacturing properties. The estimated future remediation expenditure after September 30, 1995 is approximately $1,300,000, of which $500,000 will be reimbursed by the purchaser. As part of the sale of the ice business, the purchaser agreed to reimburse the Company for the first and third payments of $500,000, or a total of $1 million of environmental remediation expenditures. Additionally, the purchaser agreed to pay for the second $500,000 of remediation, which is the responsibility of the Company, however, the purchaser would receive the benefit from a dollar for dollar reduction in the amount of a seller-financed note owed by the purchaser to the Company. The purchaser is current in payments of amounts owed to the Company.

     Environmental audits were also performed in 1994 on each of the cold storage properties of the Refrigeration segment in conjunction with the sale of this business. As a result of these audits, certain remediation, primarily removing hydrocarbons in soil and hydrocarbons in the groundwater related to underground petroleum storage tanks and removing certain asbestos containing material (ACM) from certain buildings, will be required at seven sites at a total estimated cost of approximately $1,300,000. The Company has filed appropriate notifications with state environmental authorities, where necessary. As part of the sale of the cold storage business, the purchaser agreed to pay the first $1,250,000 of the required remediation expenditure. Remediation commenced on these properties in 1995.

     The Company also has various inactive properties, of which four were remediated at a cost of $484,000 and sold during 1994 and two were remediated at a cost of $160,000 in 1995. These include Provo, UT; Salt Lake City, UT; Uvalde, TX; and three properties in Portland, OR. At December 31, 1994, there were 22 inactive sites, of these, three have been sold and 19 remain as of September 30, 1995. All of these remaining inactive properties are expected to be sold in individual transactions. Environmental audits are expected to be performed in conjunction with each sale, where necessary. Environmental audits have been completed, or are in process on 10 of the 19 remaining inactive properties. The remediation process, including more definitive environmental testing, commenced during 1994 and is continuing as of September 30, 1995 on properties in Denver, CO; Willard, OH; Brownsville, TX; Harlingen, TX; LaBlanca, TX; Topeka KS; Ogden, UT; Monett, MO; Butte, MT; and Belle Glade, FL. Certain remediation of hydrocarbons in soils, asbestos containing material (ACM) in certain buildings and elevated metals in soils will be necessary on the other properties. Based on the remediation cost estimates resulting from the environmental audits and management's remediation estimates, including remediation estimates for six untested sites, it is expected that future remediation costs for inactive properties will total approximately $500,000 as of September 30, 1995.

     The total future environmental remediation expenditures is estimated by the Company as of September 30, 1995 at approximately $3,150,000, of which $1,750,000 is expected to be reimbursed to the Company by the purchaser of the ice and cold storage business and approximately $1,400,000 is expected to be paid by the Company.

Item 5.   Other Information
     On August 21, 1995 Triarc Companies, Inc., the indirect parent of the Company ("Triarc"), through its subsidiary, All Seasons Acquisition Corp. ("ASAC"), acquired all of the outstanding shares of All Seasons Propane, Inc. and Cullum Investments, Inc., corporations engaged in the distribution of propane gas in Colorado. The purchase price for such stock was approximately $4.24 million (including the assumption of certain existing indebtedness), in the aggregate. In connection with the transaction, the sellers agreed to certain five-year non-competition covenants. On September 29, 1995 the stock of ASAC was contributed to the capital of National Propane Corporation ("NPC") and the Company's 24.8% interest in NPC was reduced to 24.3%.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     2.1 - Letter of Intent dated September 22, 1995 between Triarc and Galey & Lord, Inc., incorporated herein by reference to
               Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 22, 1995 (SEC file No. 1-4351).

     2.2 - Letter Agreement dated November 3, 1995 between Galey & Lord, Inc. ("Galey") and Triarc amending the Letter of Intent dated September 22, 1995 between Galey and Triarc, incorporated herein by reference to Exhibit 10.2 to Triarc's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (SEC file No. 1-2207).

     2.3 - Amendment No. 6 dated as of August 30, 1995 to the Revolving Credit, Term Loan and Security Agreement, dated as of April 23, 1993, among Graniteville Company, C.H. Patrick & Co., Inc., the CIT Group/Commercial Services, Inc., as agent, and the other financial institutions party thereto (the "Graniteville Credit Agreement"), incorporated herein by reference to Exhibit 10.2 to Triarc's Current Report on Form 8-K dated August 9, 1995 (SEC file No. 1-2207).

     2.4 -     Amendment No. 7 dated as of August 30, 1995 to the
               Graniteville Credit Agreement, incorporated herein by reference to Exhibit 10.2 to Triarc's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (SEC file No. 1-2207).

     2.5 - Fourth Amendment dated as of September 29, 1995 to Revolving Credit and Term Loan Agreement dated as of October 7, 1994 among National Propane Corporation, The Bank of New York, as administrative agent, The First National Bank of Boston and Internationale Nederlanden (U.S.) Capital Corporation, as co-agents, and the lenders party thereto, incorporated herein by reference to Exhibit 10.2 to Triarc's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (SEC file No. 1-2207).

     2.6 -     Financial Data Schedule for the nine months ended
                  September 30, 1995, submitted to the Securities and
               Exchange Commission in electronic format.

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on October 5, 1995 with respect to the execution of a letter of intent regarding a merger of Graniteville Company, a 50% owned affiliate of the Company, and Galey.

                     SOUTHEASTERN PUBLIC SERVICE COMPANY AND SUBSIDIARIES

                                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SOUTHEASTERN PUBLIC SERVICE COMPANY



Date:  November 20, 1995                        BY:   /S/  JOSEPH A. LEVATO
                                                       ---------------------
                                                Joseph A. Levato
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (On behalf of the Company)


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